Form 10-Q
period 2025-03-31
Burford Capital Ltd
filed 2025-05-07
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39511
_________________________
BURFORD CAPITAL LIMITED
(Exact name of registrant as specified in its charter)
_________________________

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of April 30, 2025, there were 218,662,589 ordinary shares, no par value, issued and outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”), contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
▪Adverse litigation outcomes and timing of resolution of litigation matters
▪Our ability to identify and select suitable legal finance assets
▪Improper use or disclosure of, or access to, privileged information under our control due to cybersecurity breaches, unauthorized use or theft
▪Inaccuracy or failure of the probabilistic model and decision science tools, including machine learning technology and generative artificial intelligence (collectively, “AI technologies”), we use to predict the returns on our legal finance assets and in our operations
▪Changes and uncertainty in laws, regulations and rules relating to the legal finance industry, including those relating to privileged information and/or disclosure and enforceability of legal finance arrangements
▪Inadequacies in our due diligence process or unforeseen developments
▪Credit risk and concentration risk relating to our legal finance assets
▪Lack of liquidity of our legal finance assets and commitments in excess of our available capital
▪Our ability to obtain attractive external capital, refinance our outstanding indebtedness or raise capital to meet our liquidity needs
▪Competitive factors and demand for our services and capital
▪Failure of lawyers to prosecute and/or defend claims which we have financed with necessary skill and care or misalignment of their clients' interests with ours
▪Poor performance by the commitments we make on behalf of our private funds
▪Negative publicity or public perception of the legal finance industry or us
▪Valuation uncertainty with respect to the fair value of our capital provision assets
▪Current and future legal, political and economic factors, including uncertainty surrounding the effects, severity and duration of public health threats and/or military actions
▪Developments in AI technologies and expectations relating to environmental, social and governance considerations
▪Potential liability from litigation and legal proceedings against us
▪Our ability to hire and retain key personnel
▪Risks relating to our international operations as a result of differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments
▪Exposure to foreign currency exchange rate fluctuations
▪Uncertainty relating to the tax treatment of our financing arrangements
▪Cybersecurity risks and improper functioning of our information systems or those of our third-party service providers
▪Failure of our third-party service providers to fulfill their obligations or misconduct by our third-party service providers
▪Failure by us to maintain the privacy and security of personal information and comply with applicable data privacy and protection laws and regulations
▪Failure by us to maintain effective internal control over financial reporting or effective disclosure controls and procedures

▪Failure by us to comply with the requirements of being a US domestic public company and the costs associated therewith
▪Certain risks relating to our incorporation in Guernsey
▪Other factors discussed under “Risk factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”)
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements contained in this Form 10-Q, the 2024 Form 10-K and other periodic and current reports that we file with or furnish to the US Securities and Exchange Commission (the "SEC"). Many of these factors are beyond our ability to control or predict, and new factors emerge from time to time. Furthermore, we cannot assess the impact of each such factor on our business or the extent to which any factor or combination of factors may cause actual results and events to be materially different from those contained in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date of this Form 10-Q and, except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events or otherwise.
Glossary
In this Form 10-Q, references to “Burford”, “we”, “us” or “our” refer to Burford Capital Limited and its subsidiaries, unless the context requires otherwise.
Certain additional terms used in this Form 10-Q are set forth below:
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
Consolidated funds
Certain of our private funds in which, because of our investment in and/or control of such private funds, we are required under the generally accepted accounting principles in the United States (“US GAAP”) to consolidate the minority limited partner’s interests in such private funds and include the full financial results of such private funds within our unaudited condensed consolidated financial statements. As of the date of this Form 10-Q, BOF-C and the Advantage Fund are consolidated funds.
Defendant or respondent
The party against whom a civil action is brought in a legal proceeding.
Deployment
Financing provided for an asset or other additions on consolidation which add to our deployed cost in such asset.
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
EP Funds
Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited principally hold our entitlement in the YPF-related Eton Park matter.
Fair value adjustment
The amount of unrealized gain or loss recognized in our unaudited condensed consolidated statements of operations in the relevant period and added to or subtracted from, as applicable, the asset or liability value in our consolidated statements of financial condition.
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
Non-consolidated funds
Certain of our private funds that we are not required to include within our unaudited condensed consolidated financial statements but include within group-wide data. As of the date of this Form 10-Q, (i) BCIM Partners II, LP, (ii) BCIM Partners III, LP, (iii) COLP, (iv) BOF, (v) BAIF and (vi) BAIF II and any “sidecar” funds are non-consolidated funds.
NQDC Plan
The Burford Capital Deferred Compensation Plan, as amended from time to time.
Portfolio
The sum of the fair value of capital provision assets and the undrawn commitments.
Post-Settlement
Includes our financing of legal-related assets in situations where litigation has been resolved, such as financing of settlements and law firm receivables. As of the date of this Form 10-Q, our post settlement activity occurs primarily in COLP, BAIF and BAIF II.
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
Unrealized gain or loss
Represents the fair value of our legal finance assets over or under their deployed cost, as determined in accordance with the requirements of the applicable US GAAP standards, for the relevant financial reporting period (unaudited condensed consolidated statements of operations) or cumulatively (consolidated statements of financial condition).
Vintage
Refers to the calendar year in which a legal finance commitment is initially made.
YPF-related assets
Refers to our Petersen and Eton Park legal finance assets, which are two claims relating to the Republic of Argentina’s nationalization of YPF S.A., the Argentine energy company.

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Revenues
Capital provision income/(loss)	$131,516	$40,761
Plus/(Less): Third-party interests in capital provision assets	(20,796)	(5,224)
Asset management income/(loss)	1,538	1,863
Marketable securities income/(loss) and interest	6,787	6,611
Other income/(loss)	(186)	284
Total revenues	118,859	44,295

Operating expenses
Compensation and benefits
Salaries and benefits	12,395	11,657
Annual incentive compensation	4,245	4,836
Share-based and deferred compensation	2,799	3,870
Long-term incentive compensation including accruals	6,875	1,638
General, administrative and other	10,210	7,450
Case-related expenditures ineligible for inclusion in asset cost	4,577	687
Total operating expenses	41,101	30,138

Operating income/(loss)	77,758	14,157

Other expenses
Finance costs	33,880	32,567
Foreign currency transactions (gains)/losses	(600)	492
Total other expenses	33,280	33,059

Income/(loss) before income taxes	44,478	(18,902)

Provision for/(benefit from) income taxes	7,568	(1,404)
Net income/(loss)	36,910	(17,498)

Net income attributable to non-controlling interests	5,981	12,439
Net income/(loss) attributable to Burford Capital Limited shareholders	30,929	(29,937)

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	$0.14	($0.14)
Diluted	$0.14	($0.14)

Weighted average ordinary shares outstanding
Basic	219,299,857	218,933,963
Diluted	223,102,344	218,933,963
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Net income/(loss)	$36,910	$(17,498)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(4,029)	1,383
Comprehensive income/(loss)	32,881	(16,115)

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	5,981	12,439
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	26,900	(28,554)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$486,639	$469,930
Marketable securities	83,544	79,020
Other assets	65,774	61,006
Due from settlement of capital provision assets	102,648	183,858
Capital provision assets	5,305,021	5,243,917
Goodwill	133,977	133,948
Deferred tax asset	3,202	3,346
Total assets	6,180,805	6,175,025

Liabilities
Debt interest payable	42,970	12,097
Other liabilities	192,660	141,973
Long-term incentive compensation payable	197,293	217,552
Debt payable	1,764,726	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	780,330	747,053
Deferred tax liability	42,245	35,903
Total liabilities	3,020,224	2,918,190

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 220,091,851 ordinary shares issued and 218,321,904 ordinary shares outstanding as of March 31, 2025, and 220,091,851 ordinary shares issued and 219,421,904 ordinary shares outstanding as of December 31, 2024	610,037	610,037
Additional paid-in capital	45,762	42,409
Accumulated other comprehensive income	6,091	10,120
Treasury shares; 1,769,947 ordinary shares at $14.06 cost as of March 31, 2025, and 669,947 ordinary shares at $14.28 cost as of December 31, 2024	(24,879)	(9,569)
Retained earnings	1,797,364	1,766,435
Total Burford Capital Limited equity	2,434,375	2,419,432
Non-controlling interests	726,206	837,403
Total shareholders' equity	3,160,581	3,256,835
Total liabilities and shareholders' equity	6,180,805	6,175,025
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income/(loss)	$36,910	$(17,498)

Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Capital provision income/(loss)	(131,516)	(40,761)
(Income)/loss on marketable securities	(2,268)	(1,010)
Other (income)/loss	186	(284)
Share-based and deferred compensation	3,353	3,863
Deferred tax (benefit)/expense	6,272	(5,232)
Other	1,240	1,970
Changes in operating assets and liabilities:
Proceeds from capital provision assets	371,054	247,561
(Deployment) to capital provision assets	(216,476)	(125,403)
Net proceeds from/(funding of) marketable securities	(2,243)	5,686
Proceeds from/(payments of) other income	(332)	217
(Increase)/decrease in other assets	(6,105)	(200)
Increase/(decrease) in other liabilities	61,818	(21,176)
Net increase/(decrease) on financial liability to third-party investment	33,277	5,230
Net cash provided by/(used in) operating activities	155,170	52,963

Cash flows from investing activities:
Purchases of property and equipment	(24)	(43)
Net cash provided/(used) by investing activities	(24)	(43)

Cash flows from financing activities:
Debt issuance, including original issue premium	—	284,969
Debt issuance costs	—	(6,283)
Debt extinguishment	(6,682)	—
Acquisition of ordinary shares held in treasury	(15,310)	(4,378)
Third-party net capital contribution/(distribution)	(117,178)	(64,896)
Net cash provided/(used) by financing activities	(139,170)	209,412

Net increase/(decrease) in cash and cash equivalents	15,976	262,332
Cash and cash equivalents at beginning of period	469,930	220,549
Effect of exchange rate changes on cash and cash equivalents	733	(208)
Cash and cash equivalents at end of period	486,639	482,673
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Three months ended March 31,
($ in thousands)	2025	2024
Cash received from interest and dividend income	$4,763	$5,569
Cash paid for debt interest	(1,914)	(24,526)
Cash received from income tax refund	—	98
Cash paid for income taxes	(427)	(384)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three months ended March 31, 2025
	Shares		Amount
	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	30,929	—	30,929	5,981	36,910
Foreign currency translation adjustment	—	—	—	—	—	—	(4,029)	(4,029)	—	(4,029)
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Share-based and deferred compensation	—	—	—	—	3,353	—	—	3,353	—	3,353
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(117,178)	(117,178)
End of period	220,091,851	(1,769,947)	610,037	(24,879)	45,762	1,797,364	6,091	2,434,375	726,206	3,160,581

	Three months ended March 31, 2024
	Shares		Amount
	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,313,388	(350,947)	$602,238	$(4,479)	$36,545	$1,649,242	$7,312	$2,290,858	$916,922	$3,207,780
Net income/(loss)	—	—	—	—	—	(29,937)	—	(29,937)	12,439	(17,498)
Foreign currency translation adjustment	—	—	—	—	—	—	1,383	1,383	—	1,383
Issuance of new ordinary shares to satisfy vested share-based awards	2,640	—	—	—	—	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	(291,591)	—	(4,378)	—	—	—	(4,378)	—	(4,378)
Share-based and deferred compensation	—	—	—	—	3,863	—	—	3,863	—	3,863
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(64,896)	(64,896)
End of period	219,316,028	(642,538)	602,238	(8,857)	40,408	1,619,305	8,695	2,261,789	864,465	3,126,254
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
Burford Capital Limited (the “Company”) and its consolidated subsidiaries (collectively with the Company, the “Group”) provide legal finance products and services and are engaged in the asset management business.
The Company was incorporated as a company limited by shares under the Companies (Guernsey) Law, 2008, as amended, on September 11, 2009. The Company has a single class of ordinary shares, which commenced trading on AIM, a market operated by the London Stock Exchange, in October 2009 and on the New York Stock Exchange in October 2020, in each case, under the symbol “BUR”. The Company’s subsidiaries have issued bonds that are traded on the Main Market of the London Stock Exchange and unregistered senior notes in private placement transactions pursuant to Rule 144A and Regulation S under the US Securities Act of 1933, as amended (the “Securities Act”).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes thereto as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s consolidated financial statements as of and for the year ended December 31, 2024, contained in the 2024 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2024 Form 10-K.
Use of estimates
The preparation of the Group’s unaudited condensed consolidated financial statements requires management to make estimates that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Such estimates include, among others, the valuation of capital provision assets, which requires the use of Level 3 valuation inputs, and other financial instruments, the measurement of deferred tax balances (including valuation allowances) and the accounting for goodwill. Actual results could differ from those estimates, and such differences could be material.
Consolidation
The unaudited condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned or majority owned subsidiaries, (iii) the consolidated entities that are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary and (iv) certain entities that are not considered VIEs but that the Company controls through a majority voting interest.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The most significant judgments relate to the assessment of the Group’s exposure or rights to variable returns in Burford Opportunity Fund C LP (“BOF-C”), Burford Advantage Master Fund LP (the “Advantage Fund”), Colorado Investments Limited (“Colorado”) and Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited ("EP Funds"). The Group has assessed that its economic interest in the income generated from BOF-C and its investment as a limited partner in the Advantage Fund, coupled with its power over the relevant activities as the fund manager, require the consolidation of BOF-C and the Advantage Fund in the unaudited condensed consolidated financial statements. Similarly, the Group has assessed that its shareholding in Colorado and investment in the EP Funds, coupled with its power over the relevant activities of those entities through contractual agreements, require the consolidation of Colorado and the EP Funds in the unaudited condensed consolidated financial statements.
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
For entities the Group controls but does not wholly own, the Group generally records a non-controlling interest within shareholders’ equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. Accordingly, third-party share of net income or loss relating to non-controlling interests in consolidated entities is treated as a reduction or increase, respectively, of net income or loss in the unaudited condensed consolidated statements of operations. With respect to Colorado and the EP Funds, entities the Group controls but does not wholly own, the Group records a financial liability within financial liabilities relating to third-party interests in capital provision assets for the portion of Colorado’s and the EP Funds' equity held by third parties. The third-party share of income or loss is included in third-party interests in capital provision assets in the unaudited condensed consolidated statements of operations. All significant intercompany balances, transactions and unrealized gains and losses on such transactions are eliminated on consolidation.
Third-party interests in capital provision assets
Third-party interests in capital provision assets include the financial liability relating to third-party interests in Colorado and the EP Funds as well as financial liabilities relating to third-party interests resulting from capital provision asset subparticipations recognized at fair value. Colorado holds a single financial asset and does not have any other business activity. Substantially all the assets of the EP Funds are concentrated as a single asset with no other business activity. Accordingly, Colorado and the EP Funds do not meet the definition of a business and the third-party interests are accounted for as a collateralized borrowing rather than non-controlling interests in shareholders’ equity. Amounts included in the unaudited condensed consolidated statements of financial condition represent the fair value of the third-party interests in the related capital provision assets, and the amounts included in the consolidated statements of operations represent the third-party share of any gain or loss during the reporting period. Gains in the underlying capital provision asset result in increased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and negative adjustments in the consolidated statement of operations, presented as “(Less): Third-party interests in capital provision assets”. Conversely, losses in the underlying capital provision asset result in decreased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and positive adjustments in the consolidated statement of operations, presented as “Plus: Third-party interests in capital provision assets”.
Reclassifications
Certain reclassifications of the amounts for the prior periods have been made to conform to the presentation of the current period, such as incorporating the deferred compensation expense from the "Salaries and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
benefits" line item into the "Share-based and deferred compensation" line item. This reclassification has no effect on previously reported results of operations or total shareholders’ equity.
Fair value of financial instruments
The Group’s capital provision assets meet the definition of a financial instrument under ASC 825—Financial instruments. Single case, portfolio, portfolio with equity risk and legal risk management capital provision assets meet the definition of a derivative instrument under ASC 815—Derivatives and hedging and are accounted for at fair value.
To provide a consistent fair value measurement approach for all capital provision related activity, the Group has elected the fair value option for the Group’s equity method investments, marketable securities, due from settlement of capital provision assets and financial liabilities relating to third-party interests in capital provision assets. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition.
Financial instruments are recorded at fair value. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.
Fair value hierarchy
US GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Capital provision assets are fair valued using an income approach. The income approach estimates fair value based on estimated, risk-adjusted future cash flows, using a discount rate to reflect the funding risk of deploying capital for financing capital provision assets. The income approach requires management to make a series of assumptions, such as discount rate, the timing and amount of both expected cash inflows and additional financings and a risk-adjustment factor reflecting the uncertainty inherent in the cash flows primarily driven by litigation risk, which change as a result of observable litigation events. These assumptions are considered unobservable Level 3 inputs that reflect the Company's own assumptions about the inputs that a market participant would use.
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
▪A favorable judgment on the first appeal

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
▪The exhaustion of as-of-right appeals
▪In arbitration cases, where there are limited opportunities for appeal, issuance of a tribunal award
▪An objective negative event at various stages in the litigation process
Each reporting period, the updated risk-adjusted cash flow forecast is discounted at the then current discount rate to measure fair value. See note 11 (Fair value of assets and liabilities) for additional information.
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
Recently issued or adopted accounting pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires additional detail to be included with a company’s annual income tax disclosures to enhance transparency and decision usefulness. The Group adopted ASU 2023-09 on January 1, 2025, effective on a prospective basis, and is currently evaluating the incremental income tax disclosures which will be included in the Group’s 2025 Form 10-K.
3. Income taxes
The Company was recently granted an exemption from corporate income tax in Guernsey under the Income Tax (Exempt Bodies) (Guernsey) Ordinance, 1989, as amended, for the year ending December 31, 2025. This tax exemption must be reapplied for with the Guernsey taxing authorities on an annual basis.
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
The Group's effective tax rate was 17% and 7% for the three months ended March 31, 2025 and 2024, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction, and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024
Gross deferred tax assets	$78,097	$74,201
Gross deferred tax liabilities	(78,629)	(71,932)
Valuation allowance	(38,511)	(34,826)
Net deferred tax liabilities	(39,043)	(32,557)
The Group’s valuation allowance against its deferred tax assets primarily relates to interest expense, foreign net operating loss carryforwards and other deferred tax assets. The Group, in determining its valuation allowance for its deferred assets, has performed an assessment of positive and negative evidence, including the nature, frequency and severity of cumulative financial reporting losses in recent years; and the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the tax assets, relevant carryforward periods, taxable income in carryback periods if carryback is permitted under applicable tax laws and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of certain deferred tax assets that would otherwise expire (e.g., net operating losses). Although realization is not assured, based on the Group’s assessment, the Group has concluded that it is more likely than not that

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the remaining gross deferred tax assets will be realized and, as such, no additional valuation allowance has been provided.
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of case law, complex tax laws and regulations in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740 states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740, the Group believes it does not have any uncertain tax positions for either the three months ended March 31, 2025, or for any prior tax year which currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, updates its position under ASC 740 regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. The Group is not currently subject to audit by any tax authority. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years 2021 and onwards.
4. Segment reporting
ASC Subtopic 280-10, “Segment Reporting”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. The chief operating decision maker (“CODM”), who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer and Chief Financial Officer, collectively.
The CODM assesses the performance of the operating segments based on segment income/(loss) before income taxes which consists of the significant measures of the reportable segments’ financial performance that includes segment revenues, consisting of capital provision income plus/less third-party interests in capital provision income, asset management income, marketable securities income and interest and other income, less segment expenses, consisting of compensation and benefits, case related expenditures ineligible for inclusion in asset cost and general, administrative and other expenses. The CODM uses this metric to assess operating segment performance, for purposes of making operating decisions and assessing financial performance, which informs the CODMs allocation of resources. The Group excludes the proportional operating results that are attributable to third-party limited partners in our private funds, partners and minority investors, as the CODM does not consider them for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although these amounts are excluded from segment income/(loss) before income taxes, they are included in reported consolidated income/(loss) before income taxes and are included in the reconciliation that follows.
The Group’s computation of segment income/(loss) before income taxes may not be comparable to other similarly titled measures computed by other companies because they do not all calculate segment income/(loss) before income taxes in the same fashion.
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
The Group has two operating segments that are also its reportable segments and provide legal finance products and services to its clients: (i) Principal Finance and (ii) Asset Management and Other Services. The Principal Finance segment allocates capital to legal finance assets from Burford’s balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by Burford. The Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and Burford provides other services to the legal industry for both of which it receives fees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The tables below set forth certain information with respect to the Group’s unaudited condensed consolidated statements of operations by reportable segment for the periods indicated.

	Three months ended March 31, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$90,950	$—	$90,950	$40,566	$131,516
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(20,796)	(20,796)
Asset management income/(loss)	—	13,837	13,837	(12,299)	1,538
Marketable securities income/(loss) and interest	6,700	—	6,700	87	6,787
Other income/(loss)	—	(186)	(186)	—	(186)
Total revenues	97,650	13,651	111,301	7,558	118,859

Compensation and benefits	21,062	5,252	26,314	—	26,314
General, administrative and other	8,312	1,808	10,120	90	10,210
Case-related expenditures ineligible for inclusion in asset cost	3,089	—	3,089	1,488	4,577
Operating expenses	32,463	7,060	39,523	1,578	41,101

Other expenses
Finance costs	33,880	—	33,880	—	33,880
Foreign currency transactions (gains)/losses	(599)	—	(599)	(1)	(600)
Total other expenses	33,281	—	33,281	(1)	33,280

Income/(loss) before income taxes	31,906	6,591	38,497	5,981	44,478
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$17,903	$—	$17,903	$22,858	$40,761
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(5,224)	(5,224)
Asset management income/(loss)	—	6,673	6,673	(4,810)	1,863
Marketable securities income/(loss) and interest	6,518	—	6,518	93	6,611
Other income/(loss)	—	284	284	—	284
Total revenues	24,421	6,957	31,378	12,917	44,295

Compensation and benefits	18,102	3,899	22,001	—	22,001
General, administrative and other	6,013	1,104	7,117	333	7,450
Case-related expenditures ineligible for inclusion in asset cost	546	—	546	141	687
Operating expenses	24,661	5,003	29,664	474	30,138

Other expenses
Finance costs	32,567	—	32,567	—	32,567
Foreign currency transactions (gains)/losses	488	—	488	4	492
Total other expenses	33,055	—	33,055	4	33,059

Income/(loss) before income taxes	(33,295)	1,954	(31,341)	12,439	(18,902)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
For the three months ended March 31, 2024, the Group recast $6.5 million of marketable securities income/(loss) and interest, $2.8 million of operating expenses, $0.9 million of finance costs and $0.5 million of foreign currency transactions (gains)/losses from other corporate to its Principal Finance segment. In addition, the Group also recast $2.9 million of operating expenses from other corporate to its Asset Management and Other Services segment and $0.6 million of finance costs from Asset Management and Other Services segment to its Principal Finance segment.
The table below sets forth specified line items with respect to the Group’s unaudited condensed consolidated statements of financial condition by reportable segment as of the dates indicated.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$538,374	$9,834	$548,208	$21,975	$570,183
Other assets	$26,911	$160,740	$187,651	$(121,877)	$65,774
Due from settlement of capital provision assets	$102,648	$—	$102,648	$—	$102,648
Capital provision assets	$3,627,403	$—	$3,627,403	$1,677,618	$5,305,021
Total assets	$4,406,530	$196,560	$4,603,089	$1,577,716	$6,180,805
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

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
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
5. Capital provision assets
Capital provision assets are financial instruments that relate to the provision of capital in connection with legal finance, which includes the Advantage Fund.
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended March 31,
($ in thousands)	2025	2024
Beginning of period	$5,243,917	$5,045,388
Deployments	216,476	125,403
Realizations	(288,848)	(112,971)
Income/(loss) for the period	125,568	44,161
Foreign exchange gains/(losses)	7,908	(5,174)
End of period	5,305,021	5,096,807

Deployed cost, end of period	2,268,825	2,338,056
Unrealized fair value, end of period	3,036,196	2,758,751
Total capital provision assets	5,305,021	5,096,807

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Net realized gains/(losses)	$67,619	$57,862
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	57,949	(13,701)
Income/(loss) on capital provision assets	125,568	44,161
Foreign exchange gains/(losses)	5,410	(4,202)
Net income/(loss) from due from settlement of capital provision assets	652	802
Other income/(loss)	(114)	—
Total capital provision income as reported in the unaudited condensed consolidated statements of operations	131,516	40,761
Exchange differences arising from capital provision assets denominated in a currency other than the functional currency of the entity in which such capital provision assets are held are recognized in capital provision income/(loss) in the unaudited condensed consolidated statements of operations. All other foreign exchange translation differences arising from capital provision assets held by non-US dollar functional currency entities are recognized in other comprehensive income/(loss) in the unaudited condensed consolidated statements of comprehensive income. The currency of the primary economic environment in which the Group’s entity operates is referred to as the “functional currency” of the Group’s entity.
6. Due from settlement of capital provision assets
Amounts due from settlement of capital provision assets relate to the realization of capital provision assets that have successfully concluded and where there is no longer any litigation risk remaining. The settlement terms and timing of realizations vary by capital provision asset. The majority of settlement balances are received shortly after the respective period ends in which the capital provision assets have concluded, and settlement balances are generally expected to be received within 12 months after the capital provision assets have concluded.
The table below sets forth the changes in due from settlement of capital provision assets and the breakdown between current and non-current due from settlement of capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended March 31,
($ in thousands)	2025	2024
Beginning of period	$183,858	$265,540
Transfer of realizations from capital provision assets	288,848	112,971
Other income/(loss)	652	802
Proceeds from capital provision assets	(371,054)	(247,561)
Foreign exchange gains/(losses)	344	(64)
End of period	102,648	131,688

Current assets	89,774	129,288
Non-current assets	12,874	2,400
Total due from settlement of capital provision assets	102,648	131,688

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Management fee income	$1,538	$1,863
Performance fee income	—	—
Total asset management income(1)	1,538	1,863
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended March 31,
($ in thousands)	2025	2024
Beginning of period	$217,552	$183,134
Long-term incentive compensation including accruals	6,875	1,638
Cash paid	(27,701)	(4,482)
Foreign exchange gains/(losses)	567	(214)
End of period	197,293	180,076
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
General expenses payable	$53,463	$66,966
Insurance liabilities	22,198	21,991
Lease liabilities	14,518	14,821
Audit fees payable	2,344	2,996
Tax payable	23,586	21,144
Payable for capital provision assets	6,470	14,055
Derivative liabilities	114	—
Contingent fees	69,967	—
Total other liabilities	192,660	141,973
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.2910 and $1.2529 as of March 31, 2025 and December 31, 2024, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	March 31, 2025	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Burford Capital Finance LLC
6.125% Bonds due August 12, 2025(2)	$122,786	$122,700	$129,275	$123,075	$129,641

Burford Capital PLC
5.000% Bonds due December 1, 2026(3)	$225,925	$225,372	$218,640	$221,714	$212,706

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$396,224	$395,913	$398,452	$399,012
6.875% Senior Notes due April 15, 2030	$360,000	$353,294	$352,961	$356,659	$360,220
9.250% Senior Notes due July 1, 2031	$675,000	$667,136	$666,823	$712,820	$717,748
Total debt	$1,783,711	$1,764,726	$1,763,612	$1,812,720	$1,819,327
1. The Group’s outstanding indebtedness is held at amortized cost in the unaudited condensed consolidated financial statements and these values represent the fair value equivalent amounts. The Group’s debt securities are classified as Level 2 with in the fair value hierarchy.
2. During the three months ended March 31, 2025, Burford Capital Finance LLC purchased in open market transactions approximately $6.6 million of the 2025 Bonds (as defined below). See “—Purchases of 2025 Bonds” for additional information with respect to the purchases of the 2025 Bonds.

3. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% notes due 2026.
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
6.125% Bonds due 2025	$86	$157
5.000% Bonds due 2026	553	618
6.250% Senior Notes due 2028	3,776	4,087
6.875% Senior Notes due 2030	4,986	5,234
9.250% Senior Notes due 2031	11,846	12,319
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended March 31,
(S in thousands)	2025	2024
Debt interest expense	$32,772	$31,440
Debt issuance costs incurred as finance costs	1,108	1,127
Total finance costs	33,880	32,567
Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the respective issuer that are fully and unconditionally guaranteed by the Company and certain of its wholly owned indirect subsidiaries. As of March 31, 2025, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
The Company is required to provide certain information pursuant to the indentures governing the 6.250% Senior Notes due 2028 (the “2028 Notes”), the 6.875% Senior Notes due 2030 (the “2030 Notes”) and the 9.250% Senior Notes due 2031 (the “2031 Notes”). The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company and its Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes and the 2031 Notes, as applicable) and (ii) the Company’s Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes and the 2031 Notes, as applicable).

($ in thousands)	March 31, 2025	December 31, 2024
Company and its Restricted Subsidiaries
Total assets	$5,450,178	$5,335,289
Third-party indebtedness	1,764,726	1,763,612

Unrestricted Subsidiaries
Total assets	730,627	839,736
Third-party indebtedness	—	—

	Three months ended March 31,
(S in thousands)	2025	2024
Company and its Restricted Subsidiaries
Total revenues	$110,791	$33,140

Unrestricted Subsidiaries
Total revenues	8,068	11,155
Purchases of 2025 Bonds
During the three months ended March 31, 2025, Burford Capital Finance LLC, a wholly owned indirect subsidiary of the Company, purchased in open market transactions and cancelled approximately $6.6 million in aggregate principal amount of the 6.125% Bonds due 2025 (the “2025 Bonds”), which resulted in a gain on early extinguishment of debt of $0.03 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$756,442	$756,442
Portfolio	—	—	3,099,848	3,099,848
Portfolio with equity risk	—	—	74,222	74,222
Legal risk management	—	—	7,197	7,197
Non-derivative financial assets
Joint ventures and equity method investments	—	—	157,435	157,435
Single case with equity risk	6,136	—	—	6,136
Assets of consolidated investment companies
Core legal finance (BOF-C)	6,386	—	679,101	685,487
Core legal finance (EP Funds)	—	—	410,204	410,204
Lower risk legal finance (Advantage Fund)	—	—	108,050	108,050
Total capital provision assets	12,522	—	5,292,499	5,305,021

Due from settlement of capital provision assets	—	—	102,648	102,648
Marketable securities
Government securities	—	48,524	—	48,524
Corporate bonds	—	19,155	—	19,155
Asset-backed securities	—	1,536	—	1,536
Mutual funds	8,298	—	—	8,298
Certificates of deposit	6,031	—	—	6,031
Total assets	26,851	69,215	5,395,147	5,491,213

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	780,330	780,330
Total liabilities	—	—	780,330	780,330
Net total	26,851	69,215	4,614,817	4,710,883

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$1,052,519	$1,052,519
Portfolio	—	—	3,053,800	3,053,800
Portfolio with equity risk	—	—	65,041	65,041
Legal risk management	—	—	6,442	6,442
Non-derivative financial assets
Joint ventures and equity method investments	—	—	154,220	154,220
Single case with equity risk	8,711	—	—	8,711
Assets of consolidated investment companies
Core legal finance (BOF-C)	8,581	—	705,315	713,896
Lower risk legal finance (Advantage Fund)	—	—	189,288	189,288
Total capital provision assets	17,292	—	5,226,625	5,243,917

Due from settlement of capital provision assets	—	—	183,858	183,858
Marketable securities
Government securities	—	40,405	—	40,405
Corporate bonds	—	20,077	—	20,077
Asset-backed securities	—	1,971	—	1,971
Mutual funds	10,654	—	—	10,654
Certificates of deposit	5,913	—	—	5,913
Total assets	33,859	62,453	5,410,483	5,506,795

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	747,053	747,053
Total liabilities	—	—	747,053	747,053
Net total	33,859	62,453	4,663,430	4,759,742
The Group has elected the fair value option for the Group’s equity method investments, marketable securities, due from settlement of capital provision assets and financial liabilities relating to third-party interests in capital provision assets to provide a consistent fair value measurement approach for all capital provision related activity. Realized gains and losses, unrealized gains and losses and interest and dividend income on these assets are recognized as income/(loss) and presented in the unaudited condensed consolidated statements of operations when they are earned.
The key risk and sensitivity across all the capital provision assets relate to the underlying litigation associated with each case that is underwritten and financed. The sensitivity to this Level 3 input is therefore considered to be similar across the different types of capital provision assets and is expressed as a portfolio-wide stress.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Movements in Level 3 fair value assets and liabilities
The tables below set forth the analysis of the movements in the Level 3 financial assets and liabilities for the periods indicated.

	Three months ended March 31, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$62,060	$(97,636)	$23,240	$2,733	$756,442
Portfolio	3,053,800	—	—	27,969	(49,548)	65,763	1,864	3,099,848
Portfolio with equity risk	65,041	—	—	89	—	9,092	—	74,222
Legal risk management	6,442	—	—	—	—	477	278	7,197
Joint ventures and equity method investments	154,220	—	—	—	(585)	1,142	2,658	157,435
Core legal finance (BOF-C)	705,315	—	—	10,550	(53,592)	16,804	24	679,101
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	8,429	—	410,204
Lower risk legal finance (Advantage Fund)	189,288	—	—	507	(85,709)	3,964	—	108,050
Total capital provision assets	5,226,625	—	—	216,476	(287,070)	128,911	7,557	5,292,499
Due from settlement of capital provision assets	183,858	—	—	288,848	(371,054)	652	344	102,648
Total Level 3 assets	5,410,483	—	—	505,324	(658,124)	129,563	7,901	5,395,147

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,479	—	20,796	2	780,330
Total Level 3 liabilities	747,053	—	—	12,479	—	20,796	2	780,330
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities during the three months ended March 31, 2025 (see note 2, Summary of significant accounting policies for further details). Prior to consolidation, the Group had a ‘Single case’ capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to the ‘Core legal finance (EP Funds)’. Deployments to ‘Core legal finance (EP Funds)’ includes approximately $80.0 million of other additions which are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2024
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$934,131	$—	$—	$33,534	$(39,186)	$6,336	$(1,677)	$933,138
Portfolio	2,875,881	—	—	24,695	(18,925)	16,600	(2,122)	2,896,129
Portfolio with equity risk	142,659	—	—	90	—	18,433	—	161,182
Legal risk management	3,523	—	—	—	—	2,374	(75)	5,822
Joint ventures and equity method investments	178,628	—	—	—	(488)	(17,046)	(777)	160,317
Core legal finance (BOF-C)	705,092	—	—	16,471	(45,594)	11,097	—	687,066
Lower risk legal finance (Advantage Fund)	185,509	—	—	50,613	(8,778)	8,690	—	236,034
Total capital provision assets	5,025,423	—	—	125,403	(112,971)	46,484	(4,651)	5,079,688
Due from settlement of capital provision assets	265,540	—	—	112,971	(247,561)	802	(64)	131,688
Total Level 3 assets	5,290,963	—	—	238,374	(360,532)	47,286	(4,715)	5,211,376

Financial liabilities relating to third-party interests in capital provision assets	704,196	—	—	6	—	5,224	—	709,426
Total Level 3 liabilities	704,196	—	—	6	—	5,224	—	709,426
All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.
Key unobservable inputs for Level 3 valuations
The Group’s valuation policy for capital provision assets provides for ranges of percentages to be applied against the risk-adjustment factor to more than 70 discrete objective litigation events across five principal different types of litigation in order to calculate the adjusted risk premium. The range for each event is ten percentage points. The Company typically marks assets at the middle of that range unless there are specific factors that cause the Group’s valuation committee to select a different point in the range and, on an exceptional basis, the Group’s valuation committee may also select a point outside the range. To decide which percentage to apply to a given asset, the Group’s valuation committee considers the kind and degree of legal, procedural or other investment-specific circumstances that may be present. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) for additional information with respect to the Group’s valuation approach.
The tables below set forth each of the key unobservable inputs used to value the Group’s capital provision assets and the applicable ranges and weighted average by relative fair value for such inputs as of the dates indicated.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	March 31, 2025
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.8%	7.5%	6.7%
Duration(2) (years)				0.2	13.8	2.9
Adjusted risk premium				0.0%	100.0%	30.9%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$181,740	$113,443	$295,183	5.0%	50.0%	23.0%
Trial court judgment or tribunal award	88,624	100,061	188,685	25.0%	60.0%	53.6%
Appeal judgment	61,950	65,237	127,187	68.9%	80.0%	70.4%
Asset freeze	2,476	565	3,041	4.4%	4.4%	4.4%
Exhaustion of all appeals	78,400	66,985	145,385	100.0%	100.0%	100.0%
Settlement	1,961	5,094	7,055	40.0%	80.0%	59.7%
Portfolios with multiple factors	518,750	438,031	956,781	0.4%	100.0%	27.2%
Other	309	(163)	146	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	17,209	(16,291)	918	(50.0)%	(60.0)%	(56.8)%
Trial court judgment or tribunal award	45,011	(24,058)	20,953	(10.0)%	(60.0)%	(57.3)%
Appeal judgment	7,989	(7,989)	—	(100.0)%	(100.0)%	(100.0)%
Portfolios with multiple factors	60,540	(33,992)	26,548	(2.4)%	(60.0)%	(43.0)%
No case milestone:	912,687	94,401	1,007,088
YPF-related assets:	105,632	1,432,450	1,538,082
	2,083,278	2,233,774	4,317,052

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	92,650	15,400	108,050	11.9%	20.8%	15.8%
Duration(2) (years)				0.0	6.8	2.1

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	45,741	41,326	87,067	13.4%	13.4%	13.4%
Resolution timing (years)				0.5	3.5	1.2
Conversion ratio				1.0	1.0	1.0

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	102,419	229	102,648	6.6%	6.6%	6.6%
Collection risk				0.0%	0.0%	0.0%

Level 3 assets and liabilities, net	2,324,088	2,290,729	4,614,817
1. Includes the proportional participation in these capital provision assets held by BOF-C.
2. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements for additional information with respect to the valuation methodology for Level 3 assets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	December 31, 2024
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Financial liabilities relating to third party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.8%	7.6%	6.9%
Duration(2) (years)				0.2	14.0	2.9
Adjusted risk premium				0.0%	100.0%	31.4%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$184,540	$109,991	$294,531	5.0%	50.0%	23.0%
Trial court judgment or tribunal award	86,880	98,453	185,333	25.0%	60.0%	54.0%
Appeal judgment	61,192	67,177	128,369	69.0%	80.0%	70.0%
Asset freeze	2,401	512	2,913	4.0%	4.0%	4.0%
Exhaustion of all appeals	78,093	66,664	144,757	100.0%	100.0%	100.0%
Settlement	1,911	4,889	6,800	40.0%	80.0%	60.0%
Portfolios with multiple factors	555,828	424,005	979,833	0.0%	100.0%	23.0%
Other	307	(165)	142	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	17,209	(16,343)	866	(50.0)%	(60.0)%	(57.0)%
Trial court judgment or tribunal award	44,973	(24,439)	20,534	(10.0)%	(60.0)%	(57.0)%
Appeal judgment	11,825	(11,506)	319	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	59,877	(28,404)	31,473	(10.0)%	(60.0)%	(39.0)%
No case milestone:	924,530	28,112	952,642
YPF-related assets:	69,576	1,395,899	1,465,475
	2,099,142	2,114,845	4,213,987

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	159,816	29,472	189,288	12.1%	21.0%	17.2%
Duration(3) (years)				0.2	4.0	1.3

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(2)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	45,741	30,556	76,297	14.0%	14.0%	14.0%
Resolution timing (years)				0.8	3.8	1.4
Conversion ratio				1.0	1.0	1.0

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	182,657	1,201	183,858	6.8%	6.8%	6.8%
Collection risk				0.0%	0.0%	0.0%

Level 3 assets and liabilities, net	2,487,356	2,176,074	4,663,430
1. Includes the proportional participation in these capital provision assets held by BOF-C.
2. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements for additional information with respect to the valuation methodology for Level 3 assets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by $461.5 million and $466.3 million as of March 31, 2025 and December 31, 2024, respectively.
In addition, as of March 31, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by the following amounts.

($ in thousands)	March 31, 2025	December 31, 2024
+100 bps interest rates	$(160,020)	$(153,241)
+50 bps interest rates	(81,092)	(77,644)
-50 bps interest rates	82,043	78,514
-100 bps interest rates	166,354	159,169
Furthermore, as of March 31, 2025 and December 31, 2024, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have decreased or increased, respectively, by the following amounts.

($ in thousands)	March 31, 2025	December 31, 2024
+12 months duration(1)	$(390,776)	$(396,845)
+6 months duration(1)	(196,405)	(200,908)
-6 months duration(1)	202,711	196,721
-12 months duration(1)	417,624	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements for additional information with respect to the valuation methodology for Level 3 assets.

The sensitivity impact has been provided on a pre-tax basis for both the Group’s consolidated income and net assets as the Group considers the fluctuation in its effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that are difficult to follow and detract from the comparability of this information.
Reasonably possible alternative assumptions
The determination of fair value for capital provision assets, due from settlement of capital provision assets and financial liabilities relating to third-party interests in capital provision assets, involves significant judgments and estimates. While the potential range of outcomes for the assets is wide, the Group’s fair value estimation is its best assessment of the current fair value of each asset or liability, as applicable. Such estimate is inherently subjective, being based largely on an assessment of how individual events have changed the possible outcomes of the asset or liability, as applicable, and their relative probabilities and hence the extent to which the fair value has altered. The aggregate of the fair values selected falls within a wide range of reasonably possible estimates. In the Group’s opinion, there is no useful alternative valuation that would better quantify the market risk inherent in the portfolio, and there are no inputs or variables to which the values of the assets are correlated other than interest rates that impact the discount rates applied.
12. Variable interest entities
Consolidated VIEs
Pursuant to US GAAP consolidation guidance, the Group consolidates certain VIEs for which it is considered the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. See note 2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Summary of significant accounting policies) for additional information with respect to the Group’s consolidation.
Consolidated VIEs include entities relating to the Group’s private funds (e.g., BOF-C and the Advantage Fund), the EP Funds, investment vehicles for sale and resale of the participation interests (e.g., Colorado) and acquisition of interests in secured promissory notes (e.g., Mellor Investments LLC, formerly known as Forest Hills Investments LLC).
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of March 31, 2025 and December 31, 2024, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Total assets	$2,139,277	$1,833,592
Total liabilities	370,974	8,711
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Total revenues	$36,628	$22,276

Cash flows
Proceeds	140,255	133,278
(Funding)	(11,590)	(76,853)

Cash balance at period end	24,145	17,960
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
On-balance sheet exposure	$30,400	$26,603
Off-balance sheet exposure - undrawn commitments	4,994	4,788
Maximum exposure to loss	35,394	31,391
13. Shareholders' equity
Share repurchases
On May 15, 2024, the Company's shareholders approved a resolution for the purchase of up to 21,864,608 ordinary shares of the Company on the open market, which authority is set to expire the earlier of (i) the close of the Company's annual general meeting to be held on May 14, 2025 and (ii) September 26, 2025. As of March 31, 2025, there were 20,745,323 ordinary shares of available authorization remaining.
Dividends
On February 28, 2025, the Board of Directors declared, subject to shareholder approval at the annual general meeting to be held on May 14, 2025, a final dividend of 6.25¢ per ordinary share to be paid on June 13, 2025,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to shareholders of record on May 23, 2025. There were no dividend payments during the three months ended March 31, 2025.
14. Earnings per ordinary share
Basic earnings per ordinary share is computed by dividing net income/(loss) attributable to Burford Capital Limited shareholders by the weighted average number of ordinary shares issued and outstanding during the period. Diluted earnings per ordinary share was computed using the treasury stock method, which reflects the assumed conversion of all dilutive securities, including, when applicable, RSUs and PSUs. There were 291,763 and 889,425 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for the three months ended March 31, 2025 and 2024, respectively, as their inclusion would have had an anti-dilutive effect.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended March 31,
($ in thousands, except share data)	2025	2024
Net income/(loss) attributable to Burford Capital Limited shareholders	$30,929	$(29,937)

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	$0.14	($0.14)
Diluted	$0.14	($0.14)

Weighted average ordinary shares outstanding:
Basic	219,299,857	218,933,963
Dilutive effect of share-based awards	3,802,487	—
Diluted	223,102,344	218,933,963
15. Financial commitments and contingent liabilities
Commitments to financing arrangements
As a normal part of its business, the Group routinely enters into financing agreements that may require the Group to provide continuing financing over time, whereas other financing agreements provide for immediate financing of the total commitment. The terms of the former type of financing agreements vary widely—e.g., in cases of discretionary commitments, the Group is not contractually obligated to advance capital and generally would not suffer adverse financial consequences from not doing so and, therefore, has broad discretion as to each incremental financing of a continuing capital provision asset, while in cases of definitive commitments, the Group is contractually obligated to advance incremental capital, and failure to do so would typically result in adverse contractual consequences (such as a dilution in the Group’s returns or the loss of the Group’s deployed capital in a case).
The Group’s commitments are capped at a fixed amount in its financing agreements. In addition, as of March 31, 2025 and December 31, 2024, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated (assuming the GBP/USD exchange rate of $1.2910 and $1.2529 as of March 31, 2025 and December 31, 2024, respectively).

($ in thousands)	March 31, 2025	December 31, 2024
Definitive	$985,953	$962,808
Discretionary	879,362	1,032,433
Legal risk (definitive)	42,969	41,318
Total capital provision undrawn commitments	1,908,284	2,036,559

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of the date of this Form 10-Q, having considered the legal merits of any relevant proceedings, lawsuits or claims and having received relevant legal advice (including any legal advice from outside counsel), the Group considers there to be no material contingent liability in respect of any such proceedings, lawsuits or claims requiring disclosure in the Group’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate relief that may be sought and the inherent unpredictability of legal proceedings, lawsuits or claims, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Group’s business, financial condition, results of operations or liquidity in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
16. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s consolidated financial statements in the 2024 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.
The table below sets forth the fundings and proceeds from joint ventures and equity method investments for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Fundings of joint ventures and equity method investments	$674	$763
Proceeds from joint ventures and equity method investments	816	2,160
17. Credit risk from financial instruments
The Group is exposed to credit risk in various asset structures that are set forth in note 2 (Summary of significant accounting policies), most of which involve financing sums recoverable only out of successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, the Group could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, the Group may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. The Group’s credit risk is uncertain given that its entitlement pursuant to its assets is generally not established until a successful resolution of claims, and its potential credit risk is mitigated by the parties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. The Group is also exposed to credit risk in respect of the cash and cash equivalents and marketable securities. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure represented by cash, cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in the unaudited condensed consolidated statements of financial condition.
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $20.2 million and $17.1 million as of March 31, 2025 and December 31, 2024, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three months ended March 31, 2025 and 2024.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
There have been no events since March 31, 2025, to the date of this Form 10-Q that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations
The following discussion and analysis of the financial condition and results of operations is intended to convey management’s perspective regarding the Group’s operational and financial performance for the three months ended March 31, 2025 and 2024, respectively. It should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes included in the 2024 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in the 2024 Form 10-K.
Company overview
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
Economic and market conditions
Our portfolio returns are driven by judicial activity, and we believe these returns are generally uncorrelated to market conditions or the performance of the overall economy. The most direct impact of economic and market conditions on our business relates to our cost of debt and ease of access to corporate debt capital markets, as well as movements in market rates that cause adjustments to the discount rates applied in the fair value of our assets and impact our quarterly revenue recognition in accordance with US GAAP. We believe that we maintain access to corporate debt capital markets, supported by a credit rating from S&P that was upgraded in the third quarter 2024, and a positive rating outlook status from Moody’s as of the date of this Form 10-Q. Overall, we believe our business model is particularly resilient to economic and market cycles due to the nature of the assets that drive our revenues and cash flow.
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
During the three months ended March 31, 2025, the rising potential for global trade disruption through the implementation of tariffs drove significant volatility in global financial markets. We do not believe that a broad elevation in global tariff rates would have a significant impact on the performance of our legal finance portfolio or our financial results. While the economic impact of trade tariffs is uncertain at this point, tighter financial conditions and a weakening of GDP would typically cause the incidence of corporate disputes and associated litigation to increase, though it is usual for this to occur with a lag.
See “Risk factors—Risks relating to our business and industry—We are subject to credit risk relating to our various legal finance assets that could adversely affect our business, financial condition, results of operations and/or liquidity” and “Risk factors—Risks relating to our business and industry—Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity” in the 2024 Form 10-K.
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, court activity has continued to work through the backlog caused by the Covid-19 pandemic and, during the three months ended March 31, 2025, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics. We are often protected on duration risk, however, as many of our assets have time-based terms that increase our absolute returns as time passes, we consider delays to be deferral of income rather than its permanent diminution. We have not seen the discontinuance of any matters.
See “Risk factors—Risks relating to our business and industry—Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity” in the 2024 Form 10-K.
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
To the extent that the claimant in a matter we are financing becomes insolvent, insolvency proceedings typically provide for the continued prosecution of claims given that the claim is a valuable contingent asset, the recovery of which is in the best interests of the claimant’s stakeholders, and we are often a secured creditor with respect to the litigation we are financing. Nevertheless, a claimant’s insolvency may delay the underlying litigation while the insolvency process unfolds. Judgment creditors are typically unsecured creditors, and should the defendant in a matter we are financing becomes insolvent, the risk to our recovery is dependent on the financial condition of the judgment debtor and the availability of assets for unsecured creditors.
Other items
There were no material developments with respect to, or changes from, our disclosure in the 2024 Form 10-K relating to the international sanctions on Russian businesses and individuals and the conflict in Israel and Gaza.
Basis of presentation of financial information
We report our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, and comparative periods contained in this Form 10-Q in accordance with US GAAP. Our unaudited condensed consolidated financial statements are presented in US dollars.
Non-GAAP financial measures relating to our business structure
US GAAP requires us to present financial statements that consolidate some of the limited partner interests in private funds we manage as well as assets held on our balance sheet where we have a partner or minority investor. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information. We refer to this presentation as “consolidated”, which refers to assets, liabilities and activities that include those third-party interests, partially owned subsidiaries and special purpose vehicles that we are required to consolidate under US GAAP. As of the date of this Form 10-Q, the major entities where there is also a third-party partner in, or owner of, those entities include BOF-C, the Advantage Fund, Colorado, the EP Funds and several other entities in which we hold investments where there is also a third-party partner in, or owner of, those entities.

Additionally, we believe it is useful to provide a view of Burford as a stand-alone business (i.e., eliminating the impact of these private funds) by furnishing information on a non-GAAP basis that eliminates the effect of this consolidation. We refer to this basis of presentation as “Burford-only”. Our segment reporting, which conveys the performance of our business across two reportable segments – (i) Principal Finance and (ii) Asset Management and Other Services – is presented on a Burford-only basis. We refer to our segment reporting in the aggregate as “Total segments”. Note that we have introduced more prominent segment reporting in our disclosures with the issuance of our 2024 Form 10-K, as we transitioned to reporting as a US domestic issuer. Disclosures labeled as “Total segments (Burford-only)” in this Form 10-Q are synonymous with similar disclosures labeled as “Burford-only” in prior reporting periods.
In addition to presenting our results on a consolidated basis in accordance with US GAAP, we use Burford-only financial measures, which are calculated and presented using methodologies other than in accordance with US GAAP, to supplement analysis and discussion of our unaudited condensed consolidated financial statements. Burford-only financial measures exclude the proportional assets, liabilities and operating results that are attributable to third-party limited partners in our private funds, partners and minority investors. The presentation of Burford-only financial measures is consistent with how management measures and assesses the performance of our reportable segments. In addition, for deployments and realizations, we use adjusted Burford-only as a financial measure, which is calculated by adjusting Burford-only for certain items. Accordingly, we believe that Burford-only and adjusted Burford-only financial measures provide valuable and useful information to investors to aid in understanding our performance in addition to our unaudited condensed consolidated financial statements prepared in accordance with US GAAP. These non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. See “—Reconciliations” for the reconciliations of these non-GAAP financial measures to our unaudited condensed consolidated financial statements prepared in accordance with US GAAP.
KPIs and non-GAAP financial measures relating to our operating and financial performance
KPIs
This Form 10-Q presents certain unaudited key performance indicators (“KPIs”). The KPIs are presented because (i) we use them to monitor our financial condition and results of operations and/or (ii) we believe they are useful to investors, securities analysts and other interested parties. The KPIs, as defined by us, may not be comparable to similarly titled measures as presented by other companies due to differences in the way the KPIs are calculated. Even though the KPIs are used to assess our financial condition and results of operations, and these types of measures are commonly used by investors, they have important limitations as analytical tools and should not be considered in isolation from, as substitutes for, or superior to, our unaudited condensed consolidated financial condition or results of operations prepared in accordance with US GAAP. Consistent with how management assesses Burford’s business, we also present certain of these KPIs on both a segment and a group-wide bases.
The presentation of the KPIs is for informational purposes only and does not purport to present what our actual financial condition or results of operations would have been, nor does it project our financial condition as of any future date or our results of operations for any future period. The presentation of the KPIs is based on information available as of the date of this Form 10-Q and certain assumptions and estimates that we believe are reasonable. Several of the KPIs measure certain performance of our assets to the end of the period and include concluded and partially concluded assets (as defined below).
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
Cash receipts are a non-GAAP financial measure and should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. The most directly comparable measure calculated in accordance with US GAAP is proceeds from capital provision assets as set forth in our unaudited condensed consolidated statements of cash flows. We believe that cash receipts are an important measure of our operating and financial performance and are useful to management and investors when assessing the performance of our Burford-only capital provision assets. See “—Reconciliations—Cash receipts reconciliations” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
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
Each of tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share is a non-GAAP financial measure and should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. The most directly comparable measure calculated in accordance with US GAAP is total Burford Capital Limited equity as set forth in our unaudited condensed consolidated statements of financial condition. We believe that tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share are important measures of our financial condition and are useful to management and investors when assessing capital adequacy and our ability to generate earnings on tangible equity invested by our shareholders. See “—Reconciliations—Tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share reconciliations” for reconciliations of tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share to total Burford Capital Limited equity, the most comparable measure calculated in accordance with US GAAP.
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, and our unaudited condensed consolidated financial condition as of March 31, 2025 and December 31, 2024, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2025 refers to the three months ended March 31, 2025, and any references to 2024 refers to the three months ended March 31, 2024.
Unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Total revenues	$118,859	$44,295	$74,564	168%
Total operating expenses	41,101	30,138	10,963	36%
Operating income/(loss)	77,758	14,157	63,601	449%

Total other expenses	33,280	33,059	221	1%
Income/(loss) before income taxes	44,478	(18,902)	63,380	NM

Provision for/(benefit from) income taxes	7,568	(1,404)	8,972	NM
Net income/(loss)	36,910	(17,498)	54,408	NM

Net income attributable to non-controlling interests	5,981	12,439	(6,458)	(52)%
Net income/(loss) attributable to Burford Capital Limited shareholders	30,929	(29,937)	60,866	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues increased 168% for the three months ended March 31, 2025, primarily due to an increase in capital provision income, arising from higher fair value adjustments and net realized gains. The increase in total revenues was partially offset by an increase in operating expenses due to increases in compensation-related accruals and case-related expenditures ineligible for inclusion in asset cost. The net result was $30.9 million in net income attributable to Burford Capital Limited shareholders for the three months ended March 31, 2025, as compared to net loss of $29.9 million for the three months ended March 31, 2024.
Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Capital provision income/(loss)	$131,516	$40,761	$90,755	223%
Plus/(Less): Third-party interests in capital provision assets	(20,796)	(5,224)	(15,572)	298%
Asset management income/(loss)	1,538	1,863	(325)	(17)%
Marketable securities income/(loss) and interest	6,787	6,611	176	3%
Other income/(loss)	(186)	284	(470)	NM
Total revenues	118,859	44,295	74,564	168%
Capital provision income/(loss)
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$67,619	$57,862	$9,757	17%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	57,949	(13,701)	71,650	NM
Foreign exchange gains/(losses)	5,410	(4,202)	9,612	NM
Other	538	802	(264)	(33)%
Total capital provision income/(loss)	131,516	40,761	90,755	223%
For the three months ended March 31, 2025, net realized gains were $67.6 million, comprising $84.0 million of gross realized gains, offset by gross realized losses of $16.4 million. For the three months ended March 31, 2024, net realized gains were $57.9 million, comprising $73.5 million of gross realized gains, offset by gross realized losses of $15.6 million. There was no single asset that significantly impacted the increase in net realized gains. Overall, net realized gains resulted from $288.8 million in realizations for the three months ended March 31, 2025, as compared to $113.0 million in realizations for the three months ended March 31, 2024.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains upon conclusion of a matter and its transfer to realized gains and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $57.9 million for the three months ended March 31, 2025, as compared to an unrealized loss of $13.7 million for the three months ended March 31, 2024, with the passage of time and the movement in discount rates having the largest impact.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2024, applying those same rates to the portfolio as of March 31, 2025, fair value would have been approximately $32.9 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.7% as of March 31, 2025, from 6.9% as of December 31, 2024, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was down at 30.9% as of March 31, 2025, from 31.4% as of December 31, 2024. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets reduced capital provision income by $20.8 million for the three months ended March 31, 2025, due to increases in the fair value of the YPF-related assets which were higher in 2025 given the progression closer to our expected conclusion date and a decrease in discount rates.
Asset management income/(loss)
Asset management income was relatively flat at $1.5 million for the three months ended March 31, 2025, as compared to $1.9 million for the three months ended March 31, 2024. The timing of the recognition of performance fees is variable as they are recognized when a reliable estimate of the performance fees can be made, and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The maturity and the terms of the applicable distribution waterfall for each of our private funds impacts this timing. As BOF-C and the Advantage Fund are consolidated entities, asset management income from these private funds is eliminated on a consolidated basis and is not reflected here. See “—Asset Management and Other Services segment” for a discussion of our asset management income, reflecting the impact of the income from BOF-C and the Advantage Fund.
Marketable securities income/(loss) and interest
Marketable securities income and interest was relatively flat at $6.8 million for the three months ended March 31, 2025, as compared to $6.6 million for the three months ended March 31, 2024.
Other income/(loss)
Other income/(loss) was relatively flat at $(0.2) million for the three months ended March 31, 2025, as compared to $0.3 million for the three months ended March 31, 2024.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Salaries and benefits	$12,395	$11,657	$738	6%
Annual incentive compensation	4,245	4,836	(591)	(12)%
Share-based and deferred compensation	2,799	3,870	(1,071)	(28)%
Long-term incentive compensation including accruals	6,875	1,638	5,237	320%
Total compensation and benefits	26,314	22,001	4,313	20%
General, administrative and other	10,210	7,450	2,760	37%
Case-related expenditures ineligible for inclusion in asset cost	4,577	687	3,890	566%
Total operating expenses	41,101	30,138	10,963	36%

Total operating expenses increased 36% for the three months ended March 31, 2025, driven primarily by higher fair value driven compensation-related accruals and higher case-related expenditures ineligible for inclusion in asset cost related to the restructuring of the EP Funds.
The increase in long-term incentive compensation including accruals is correlated to the fair value of the capital provision asset portfolio and in the three months ended March 31, 2025, was primarily related to higher capital provision income in 2025 as compared to 2024.
Case-related expenditures ineligible for inclusion in asset cost significantly increased for the three months ended March 31, 2025, reflecting an increase in the level of expenses and instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases. Examples of such expenses include fees paid to third parties when our management has sought its own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $0.3 million and $0.5 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended March 31, 2025 and 2024, respectively.
Case-related expenditures ineligible for inclusion in asset cost also include some situations where we are effectively the claimant in a litigation matter either due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $4.3 million and $0.2 million of the total case-related expenditures ineligible for inclusion in asset cost for the three months ended March 31, 2025 and 2024, respectively. While we report these costs as expenses for accounting purposes, we treat them for return and performance purposes no differently than traditional legal finance arrangements.
Other expenses
The table below sets forth the components our total other expenses for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Finance costs	33,880	32,567	1,313	4%
Foreign currency transactions (gains)/losses	(600)	492	(1,092)	NM
Total other expenses	33,280	33,059	221	1%
Finance costs
Finance costs increased 4% for the three months ended March 31, 2025, primarily due to less interest expense in the first quarter of 2024 related to the $275.0 million aggregate principal amount of additional 9.250% Senior Notes due 2031 (the “Additional 2031 Notes”) which were issued on January 30, 2024.
Foreign currency transactions (gains)/losses
Foreign currency transactions (gains)/losses were gains of $0.6 million for the three months ended March 31, 2025, as compared to losses of $0.5 million for the three months ended March 31, 2024. The period-over-period change was primarily driven by the strengthening of the sterling pound against the US dollar.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Provision for/(benefit from) income taxes:	7,568	(1,404)	8,972	NM
Provision for income taxes was $7.6 million for the three months ended March 31, 2025, as compared to benefit from income taxes of $1.4 million for the three months ended March 31, 2024. The period-over-period change was primarily due to higher net income realized in taxable jurisdictions in 2025 as compared to 2024. Cash taxes paid were $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Net income/(loss) attributable to non-controlling interests:	5,981	12,439	(6,458)	(52)%
We consolidate certain entities that have other shareholders and/or investors, including the Advantage Fund and BOF-C. The Advantage Fund does not have a traditional management and performance fee structure, but instead we retain any excess returns after the first 10% of annual simple returns are remitted to the Advantage Fund’s investors. With respect to BOF-C, under the co-investing arrangement with the sovereign wealth fund, we (in our capacity as the appointed investment adviser) receive reimbursement of expenses from BOF-C up to a certain level before we or the sovereign wealth fund, as applicable, receive a return of capital. After the repayment of capital, we then receive a portion of the return generated from the assets held by BOF-C. We include 100% of the Advantage Fund’s and BOF-C’s income and expenses in the applicable line items in our unaudited condensed consolidated statements of operations (for example, 100% of the income on the Advantage Fund’s and BOF-C’s capital provision assets is included in capital provision income in our unaudited condensed consolidated statements of operations), and the net amount of those income and expense line items that relate to third-party interests is included in net income attributable to non-controlling interests. In turn, this net amount is deducted from net income to arrive at net income attributable to Burford Capital Limited shareholders in our unaudited condensed consolidated statements of operations. Net income attributable to non-controlling interests does not include Colorado and the EP Funds. See note 2 (Summary of significant accounting policies—Consolidation) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our consolidation policies.
Net income attributable to non-controlling interests decreased 52% for the three months ended March 31, 2025, reflecting non-controlling interests’ share of income on capital provision assets, the majority of which relates to the decrease in the capital provision income for BOF-C.
Unaudited condensed consolidated statements of financial condition as of March 31, 2025, as compared to December 31, 2024
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Cash and cash equivalents	$486,639	$469,930	$16,709	4%
Marketable securities	$83,544	$79,020	$4,524	6%
Other assets	$65,774	$61,006	$4,768	8%
Due from settlement of capital provision assets	$102,648	$183,858	$(81,210)	(44)%
Capital provision assets	$5,305,021	$5,243,917	$61,104	1%
Cash and cash equivalents and marketable securities
Cash and cash equivalents increased 4% and marketable securities increased 6% both as of March 31, 2025. The net increase in cash and cash equivalents and marketable securities primarily reflects the proceeds received from capital provision assets, partially offset by the funding of capital provision assets and the impact from third-party net distributions.
Other assets
Other assets increased 8% as of March 31, 2025, primarily due to higher receivables.
Due from settlement of capital provision assets
Due from settlement of capital provision assets decreased 44% as of March 31, 2025, primarily due to cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.9 million of due from settlement receivables as of December 31, 2024, 62% was collected in cash during 2025.
Capital provision assets
Capital provision assets increased 1% as of March 31, 2025, primarily reflecting the continued deployments into capital provision assets and the impact of fair value gains generated in 2025, partially offset by the impact of realizations.
Fair value of capital provision assets

Valuation policy
See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for a description of our valuation policy for capital provision assets.
Fair value of capital provision assets
The table below sets forth the fair value of capital provision assets, comprised of deployed cost and unrealized gains, for the YPF-related assets and other assets as of the dates indicated.

	March 31, 2025			December 31, 2024
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$5,305,021	$(1,677,618)	$3,627,403	$5,243,917	$(1,672,693)	$3,571,224
Deployed costs	2,268,825	(584,856)	1,683,969	2,341,377	(668,784)	1,672,593
Deployed costs on YPF-related assets	112,461	(6,829)	105,632	76,405	(6,829)	69,576
Deployed costs on non-YPF-related assets	2,156,364	(578,027)	1,578,337	2,264,972	(661,955)	1,603,017
Unrealized gains	3,036,196	(1,092,762)	1,943,434	2,902,540	(1,003,909)	1,898,631
Unrealized gains on YPF-related assets	2,243,973	(811,523)	1,432,450	2,118,112	(722,213)	1,395,899
Unrealized gains on non-YPF-related assets	792,223	(281,239)	510,984	784,428	(281,696)	502,732
On a consolidated basis, the aggregate fair value of our capital provision assets was $5.3 billion, the aggregate deployed cost was $2.3 billion and the aggregate unrealized gains were $3.0 billion each as of March 31, 2025. The decrease of $72.6 million in deployed cost is a result of the return of capital from realizations, offset by deployments during 2025. See “—Unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024—Revenues” above for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $3.6 billion, the aggregate deployed cost was $1.7 billion and the aggregate unrealized gains were $1.9 billion each as of December 31, 2024. The increase of $11.4 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets—our financing of the Petersen and Eton Park claims (as described below)—is based on the same methodology that we use to value all our other capital provision assets. In June 2019, we sold a portion of the Petersen claim, constituting $100.0 million of a $148.0 million placement, to a number of institutional investors. Other third-party holders sold the remaining portion. Given the size of this sale and the participation of a meaningful number of third-party institutional investors, we concluded that this market evidence should be factored into our valuation process of the YPF-related assets. As a result, we have utilized the implicit valuation of the Petersen claim to calibrate our model to determine the fair value of the YPF-related assets in subsequent periods through March 31, 2025. Episodic subsequent trading of portions of the Petersen claim have not been factored into our valuation process of the YPF-related assets.
On March 31, 2023, the US District Court for the Southern District of New York (the “Court”) issued its opinion and order in connection with the summary judgment motions filed by the parties in the Petersen and Eton Park cases against the Republic of Argentina and YPF S.A. In summary, the Court decided that (i) Argentina was liable to Petersen and Eton Park for failing to make a tender offer for their YPF shares in 2012, (ii) YPF was not liable for failing to enforce its bylaws against Argentina, (iii) the various arguments Argentina had made to try to reduce its damages liability from the straightforward application of the formula in the bylaws were unavailing and (iv) an evidentiary hearing was needed to resolve two factual issues to enable the computation of damages, where those issues were (1) the date on which the Republic of Argentina should have made a tender offer for YPF S.A.’s shares and (2) the appropriate rate of pre-judgment interest to be applied.
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
During the three months ended March 31, 2025, further restructuring of the Eton Park liquidation led to a modest increase in Burford’s share of proceeds. That restructuring resulted in the consolidation of the EP Funds, which led to an increase of $116.6 million in our capital provision assets, $70.0 million of contingent fees in our other liabilities, $12.2 million in financial liabilities relating to third-party interests in capital provision assets and an expense of $2.8 million in case-related expenditures ineligible for inclusion in asset cost, all on a consolidated basis. On a total segments (Burford-only) basis, deployed cost increased $38.0 million associated with this restructuring of the Eton Park liquidation, which included $2.8 million of case-related expenditures ineligible for inclusion in asset cost.
As of March 31, 2025, on a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $2.4 billion. Our cost basis and unrealized gains increased $36.1 million and $125.9 million to $112.5 million and $2.2 billion, respectively, during 2025 arising from the consolidation of the EP Funds.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $1.5 billion as of March 31, 2025. Our cost basis and our unrealized gains increased $36.1 million and $36.6 million to $105.6 million and $1.4 billion, respectively, during 2025 due to further deployed costs and progression closer to our expected conclusion date.
Undrawn commitments
Undrawn commitments are unfunded commitments that are attributable to our capital provision asset portfolio and can be divided into two categories: definitive and discretionary.
▪Definitive commitments are those where we are contractually obligated to advance incremental capital and failure to do so would typically result in adverse contractual consequences (such as a dilution in our returns or the loss of our deployed capital in a case).
▪Discretionary commitments are those where we retain a considerable degree of discretion over whether to advance capital and generally would not suffer an adverse financial consequence from not doing so.
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Definitive	$985,953	$962,808	$23,145	2%
Discretionary	879,362	1,032,433	(153,071)	(15)%
Legal risk (definitive)	42,969	41,318	1,651	4%
Total capital provision undrawn commitments	1,908,284	2,036,559	(128,275)	(6)%
As of March 31, 2025, approximately 54% of our legal finance undrawn commitments related to definitive commitments and approximately 46% related to discretionary, as compared to 49% and 51%, respectively, as of December 31, 2024. The period-over-period decline in undrawn commitments is due to deployments during the three months ended March 31, 2025, which exceeded new commitments added during the same period, and the cancellation of unfunded discretionary commitments related to a single asset.
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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and we provide other services to the legal industry for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of March 31, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.
Unaudited condensed statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended March 31, 2025
Total revenues	$97,650	$13,651	$111,301	$7,558	$118,859
Total operating expenses	32,463	7,060	39,523	1,578	41,101
Total other expenses	33,281	—	33,281	(1)	33,280
Income/(loss) before income taxes	31,906	6,591	38,497	5,981	44,478

Three months ended March 31, 2024
Total revenues	24,421	6,957	31,378	12,917	44,295
Total operating expenses	24,661	5,003	29,664	474	30,138
Total other expenses	33,055	—	33,055	4	33,059
Income/(loss) before income taxes	(33,295)	1,954	(31,341)	12,439	(18,902)

Change
Total revenues	73,229	6,694	79,923	(5,359)	74,564
Total operating expenses	7,802	2,057	9,859	1,104	10,963
Total other expenses	226	—	226	(5)	221
Income/(loss) before income taxes	65,201	4,637	69,838	(6,458)	63,380
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The increase in capital provision income, arising from higher fair value adjustments due to the passage of time and a decrease in discount rates, was the main driver of the increase in income before income taxes for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 on both consolidated and total segments (Burford-only) bases.
An increase in operating expenses, for both consolidated and total segments (Burford-only), partially offset the increase in income before income taxes. The main drivers for the increase in operating expenses on a consolidated basis were an increase in compensation-related accruals and higher case-related expenditures ineligible for inclusion in asset cost, while on a total segments (Burford-only) basis were an increase in compensation-related accruals and higher general, administrative and other expenses. The net result was $44.5 million and $38.5 million in income before income taxes for the three months ended March 31, 2025, on a consolidated and total segments (Burford-only) bases, respectively.

For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.
The table below sets forth the components of our operating expenses by consolidated and total segments (Burford-only) for the periods indicated.

		Reconciliation
($ in thousands)	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended March 31, 2025
Compensation and benefits
Salaries and benefits	$12,395	$—	$12,395
Annual incentive compensation	4,245	—	4,245
Share-based and deferred compensation	2,799	—	2,799
Long-term incentive compensation including accruals	6,875	—	6,875
General, administrative and other	10,120	90	10,210
Case-related expenditures ineligible for inclusion in asset cost	3,089	1,488	4,577
Total operating expenses	39,523	1,578	41,101

Three months ended March 31, 2024
Compensation and benefits
Salaries and benefits	11,657	—	11,657
Annual incentive compensation	4,836	—	4,836
Share-based and deferred compensation	3,870	—	3,870
Long-term incentive compensation including accruals	1,638	—	1,638
General, administrative and other	7,117	333	7,450
Case-related expenditures ineligible for inclusion in asset cost	546	141	687
Total operating expenses	29,664	474	30,138

Change
Compensation and benefits
Salaries and benefits	738	—	738
Annual incentive compensation	(591)	—	(591)
Share-based and deferred compensation	(1,071)	—	(1,071)
Long-term incentive compensation including accruals	5,237	—	5,237
General, administrative and other	3,003	(243)	2,760
Case-related expenditures ineligible for inclusion in asset cost	2,543	1,347	3,890
Total operating expenses	9,859	1,104	10,963
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total operating expenses for the three months ended March 31, 2025, increased $11.0 million for consolidated basis and $9.9 million for total segments (Burford-only) basis. In each case, the increase in total operating expenses was driven primarily by higher long-term incentive compensation accruals attributable to an increase in capital provision income. Additionally, on a consolidated basis, the increase in total operating expenses was also driven by higher case-related expenditures ineligible for inclusion in asset cost related to the restructuring of the EP Funds, while on a total segments (Burford-only) basis, the increase in total operating expenses was also driven by higher general, administrative and other expenses due to higher professional fees incurred.

Unaudited condensed statements of financial condition as of March 31, 2025, as compared to December 31, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
March 31, 2025
Cash and cash equivalents and marketable securities	$538,374	$9,834	$548,208	$21,975	$570,183
Other assets	$26,911	$160,740	$187,651	$(121,877)	$65,774
Due from settlement of capital provision assets	$102,648	$—	$102,648	$—	$102,648
Capital provision assets	$3,627,403	$—	$3,627,403	$1,677,618	$5,305,021
Total assets	$4,406,530	$196,560	$4,603,089	$1,577,716	$6,180,805

December 31, 2024
Cash and cash equivalents and marketable securities	$508,031	$12,650	$520,681	$28,269	$548,950
Other assets	$23,711	$151,770	$175,481	$(114,475)	$61,006
Due from settlement of capital provision assets	$183,651	$—	$183,651	$207	$183,858
Capital provision assets	$3,571,224	$—	$3,571,224	$1,672,693	$5,243,917
Total assets	$4,397,954	$190,377	$4,588,331	$1,586,694	$6,175,025

Change
Cash and cash equivalents and marketable securities	$30,343	$(2,816)	$27,527	$(6,294)	$21,233
Other assets	$3,200	$8,970	$12,170	$(7,402)	$4,768
Due from settlement of capital provision assets	$(81,003)	$—	$(81,003)	$(207)	$(81,210)
Capital provision assets	$56,179	$—	$56,179	$4,925	$61,104
Total assets	$8,576	$6,183	$14,758	$(8,978)	$5,780
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total assets as of March 31, 2025, increased $5.8 million for consolidated basis and $14.8 million for total segments (Burford-only) basis. In each case, the increase in total assets is attributable to increases in capital provision assets and increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of March 31, 2025, as compared to December 31, 2024” above for additional information on the components of our consolidated statements of financial condition. For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets financed by third-party capital through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$3,627,403	$3,571,224	$56,179	2%
Undrawn commitments	1,529,104	1,632,856	(103,752)	(6)%
Total portfolio value - Principal Finance segment	5,156,507	5,204,080	(47,573)	(1)%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,272,789	1,353,893	(81,104)	(6)%
Undrawn commitments	471,661	491,186	(19,525)	(4)%
Total	1,744,450	1,845,079	(100,629)	(5)%

Post-settlement
Fair value	230,909	272,424	(41,515)	(15)%
Undrawn commitments	52,093	67,961	(15,868)	(23)%
Total	283,002	340,385	(57,383)	(17)%

Total portfolio value - Asset Management and Other Services segment	2,027,452	2,185,464	(158,012)	(7)%

Capital provision assets - group-wide portfolio
Fair value	5,131,101	5,197,541	(66,440)	(1)%
Undrawn commitments	2,052,858	2,192,003	(139,145)	(6)%
Total group-wide portfolio	7,183,959	7,389,544	(205,585)	(3)%
Group-wide portfolio decreased 3% as of March 31, 2025, due to the impact of robust realizations during the period and the cancellation of unfunded discretionary commitment related to a single asset. For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.
Group-wide new commitments
New commitments reflect new contractual financing agreements, which are inflows to the portfolio, and serve as one indicator for new business activity. When referring to new commitments for our combined business segments, we use the term “group-wide”, as opposed to total segments (Burford-only), which we use for our financial results, due to the third-party nature of the capital in our asset management business. The table below sets forth the components of our group-wide new commitments of capital provision assets by segment for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Principal Finance segment (Burford-only)	$102,809	$82,459	$20,350	25%
Asset Management and Other Services segment (funded by third-parties)	23,888	31,844	(7,956)	(25)%
Group-wide new commitments	126,697	114,303	12,394	11%
Group-wide new commitments modestly increased by 11% for the three months ended March 31, 2025.

Principal Finance segment
Our Principal Finance segment allocates capital to legal finance assets from Burford’s balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by Burford. These capital provision assets and private fund interests generate capital provision income, which is the most significant driver of our total revenues.
Given the direct balance sheet exposure in our Principal Finance segment, we generate capital provision income directly from the gross returns of the portfolio, which are driven by the outcomes of litigation and related legal activity. Recognition of capital provision income is based on our fair value methodology, see note 2 (Summary of significant accounting policies) to our unaudited condensed consolidated financial statements contained in this Form 10-Q, for each asset in the portfolio, which we apply quarterly, and the resulting change in fair value across the Principal Finance segment portfolio.
Unaudited condensed statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Capital provision income/(loss)	$90,950	$17,903	$73,047	408%
Marketable securities income/(loss) and interest	6,700	6,518	182	3%
Total revenues	97,650	24,421	73,229	300%

Compensation and benefits	21,062	18,102	2,960	16%
General, administrative and other	8,312	6,013	2,299	38%
Case-related expenditures ineligible for inclusion in asset cost	3,089	546	2,543	466%
Total operating expenses	32,463	24,661	7,802	32%

Finance costs	33,880	32,567	1,313	4%
Foreign currency transactions (gains)/losses	(599)	488	(1,087)	NM
Total other expenses	33,281	33,055	226	1%

Income/(loss) before income taxes	31,906	(33,295)	65,201	NM
Total revenues increased 300% for the three months ended March 31, 2025, due to an increase in capital provision income, which was driven by higher fair value adjustments and net realized gains in 2025.
Total operating expenses increased 32% for the three months ended March 31, 2025, driven primarily by higher fair value driven compensation-related accruals correlated with higher capital provision income and higher case-related expenditures ineligible for inclusion in asset cost related to the restructuring of EP Funds.
Total other expenses increased 1% for the three months ended March 31, 2025, primarily due to less interest expense in the first quarter of 2024 related to the Additional 2031 Notes which were issued on January 30, 2024, partially offset by foreign currency transaction gains due to the strengthening of the sterling pound against the US dollar.
As a result of the factors described above, income before income taxes increased to $31.9 million for the three months ended March 31, 2025.

Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$34,584	$29,894	$4,690	16%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	50,765	(9,088)	59,853	NM
Foreign exchange gains/(losses)	5,063	(3,705)	8,768	NM
Other	538	802	(264)	(33)%
Total capital provision income	90,950	17,903	73,047	408%
Realized gains
Net realized gains on capital provision assets increased 16% for the three months ended March 31, 2025, which were comprised of $46.4 million in gross realized gains, offset by $11.8 million in gross realized losses. For the three months ended March 31, 2024, net realized gains on capital provision assets were comprised of $45.5 million in gross realized gains, offset by $15.6 million in gross realized losses. The increase in net realized gains was mainly due to less realized losses in 2025 as compared to 2024. As a percentage of average capital provision assets at cost during the three months ended March 31, 2025, gross realized losses were 2.8% (annualized) as compared to 2.8% for the year ended December 31, 2024.
Unrealized gains
Unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, on capital provision assets increased to $50.8 million for the three months ended March 31, 2025, driven primarily by the passage of time and a decrease in discount rates.
See “—Unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024—Revenues—Capital provision income/(loss)” above for additional information with respect to the period-over-period change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Unaudited condensed statements of financial condition as of March 31, 2025, as compared to March 31, 2024
The table below sets forth the components of our consolidated statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$538,374	$508,031	$30,343	6%
Due from settlement of capital provision assets	102,648	183,651	(81,003)	(44)%
Capital provision assets	3,627,403	3,571,224	56,179	2%
Total assets	4,406,530	4,397,954	8,576	0.2%
Total assets increased 0.2% as of March 31, 2025, due to increases in capital provision assets and increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of March 31, 2025 as compared to December 31, 2024” above for additional information.

Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Capital provision assets
Fair value	$3,627,403	$3,571,224	$56,179	2%
Undrawn commitments	1,529,104	1,632,856	(103,752)	(6)%
Total portfolio	5,156,507	5,204,080	(47,573)	(1)%
Total portfolio remained relatively flat at $5.2 billion as of both March 31, 2025 and December 31, 2024. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of March 31, 2025.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Deployments	$125,818	$66,816	$59,002	88%
Realizations	162,905	73,208	89,697	123%
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

Adjusted Burford-only	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Deployments	$129,911	$67,515	$62,396	92%
Realizations	163,148	62,537	100,611	161%
Deployments increased by 88% for the Principal Finance segment and 92% on the adjusted Burford-only basis for the three months ended March 31, 2025. The increase in deployments, for both the Principal Finance segment and the adjusted Burford-only basis, was primarily from $75.5 million of monetizations related to three deals.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of March 31, 2025, our Principal Finance portfolio consisted of 228 assets funded directly by our balance sheet and seven additional assets held through the Advantage Fund. As of December 31, 2024, our Principal Finance portfolio consisted of 227 assets funded directly by our balance sheet and nine additional assets held through the Advantage Fund.
Realizations increased by 123% for the Principal Finance segment and by 161% for the adjusted Burford-only basis for the three months ended March 31, 2025. The increase in realizations for both the Principal Finance segment and the adjusted Burford-only basis was primarily due to robust realizations during 2025, which included the conclusion of a single asset that generated $93.8 million of realizations.

Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Definitive	$793,714	$773,673	$20,041	3%
Discretionary	692,421	817,865	(125,444)	(15)%
Legal risk (definitive)	42,969	41,318	1,651	4%
Total capital provision undrawn commitments	1,529,104	1,632,856	(103,752)	(6)%
As of March 31, 2025, approximately 55% of our legal finance undrawn commitments related to definitive commitments and approximately 45% related to discretionary, as compared to 50% and 50%, respectively as of December 31, 2024. The period-over-period decline in undrawn commitments is due to deployments during the three months ended March 31, 2025, which exceeded new commitments added during the same period, and the cancellation of unfunded discretionary commitments related to a single asset.
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
The WALs of the 254 concluded assets as of March 31, 2025, remained relatively flat as compared to the WALs of the 248 concluded assets as of December 31, 2024. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	March 31, 2025	December 31, 2024
WAL weighted by deployed cost	2.4	2.5
WAL weighted by realizations	2.6	2.6
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

(in years)	March 31, 2025	December 31, 2024
WAL of active deployed capital	3.2	3.1

Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	March 31, 2025	December 31, 2024
ROIC	83%	87%
IRR	26%	26%
Cumulative realizations	$3,480,527	$3,331,356
Our ROIC declined from 87% as of December 31, 2024 to 83% as of March 31, 2025 because we had a fast resolution in one large matter that originated in the 2024 vintage and resolved within eight months—we generated $93.8 million of realizations and $18.8 million in realized gains, amounting to a 40% IRR. The speed of the resolution meant that our nominal returns were lower (25% ROIC), causing a reduction in our overall cumulative ROIC (83% ROIC). Our total returns from this matter were higher than expressed here given the participation of other pools of capital outside the Principal Finance portfolio.
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
The table below sets forth the deployments by vintage during the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
($ in thousands)	2025	2024
2009 vintage(1)	$—	$—
2010 vintage	28	—
2011 vintage	—	—
2012 vintage(1)	—	—
2013 vintage	—	—
2014 vintage	60	—
2015 vintage	1,723	3,260
2016 vintage	1,081	2,838
2017 vintage	375	565
2018 vintage	3,732	3,477
2019 vintage	3,313	1,509
2020 vintage	4,829	2,886
2021 vintage	8,101	6,512
2022 vintage	8,743	7,964
2023 vintage	6,009	30,069
2024 vintage	26,002	—
2025 vintage	69,239	—
Total deployments	133,234	59,080
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
Total capital provision asset deployments were $133.2 million during the three months ended March 31, 2025. Of the total capital deployed during 2025, 11% was related to the vintage year 2020 and earlier vintage years.

The table below sets forth the realizations by vintage during the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
($ in thousands)	2025	2024
2009 vintage(1)	$—	$—
2010 vintage	—	—
2011 vintage	—	—
2012 vintage(1)	—	—
2013 vintage	—	139
2014 vintage	—	—
2015 vintage	231	1,673
2016 vintage	—	—
2017 vintage	13,617	8,809
2018 vintage	1,111	1,006
2019 vintage	1,008	30,126
2020 vintage	19,295	61
2021 vintage	1,715	757
2022 vintage	12,050	17,701
2023 vintage	2,025	802
2024 vintage	94,950	—
2025 vintage	2,861	—
Total realizations	148,863	61,074
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
Total capital provision asset realizations were $148.9 million during the three months ended March 31, 2025. Of the total realizations during 2025, 24% was related to the vintage year 2020 and earlier vintage years.
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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of March 31, 2025. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Unaudited condensed statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Asset management income/(loss)	$13,837	$6,673	$7,164	107%
Other income/(loss)	(186)	284	(470)	NM
Total revenues	13,651	6,957	6,694	96%

Compensation and benefits	5,252	3,899	1,353	35%
General, administrative and other	1,808	1,104	704	64%
Total operating expenses	7,060	5,003	2,057	41%

Income/(loss) before income taxes	6,591	1,954	4,637	237%
Total revenues increased 96% for the three months ended March 31, 2025, driven from higher asset management income, with performance fee income from the Advantage Fund being the largest contributor of the increase period-over-period. Total operating expenses increased 41% for the three months ended March 31, 2025, primarily due to an increase in compensation and benefits costs. As a result of the factors described above, income before income taxes increased 237% for the three months ended March 31, 2025.
Unaudited condensed statements of financial condition as of March 31, 2025, as compared to March 31, 2024
The table below sets forth the components of our consolidated statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$9,834	$12,650	$(2,816)	(22)%
Other assets	$160,740	$151,770	$8,970	6%
Total assets	$196,560	$190,377	$6,183	3%
Total assets increased 3% as of March 31, 2025, primarily from the asset management income, as discussed above, which increased the related receivable within other assets.
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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended March 31,
($ in thousands)	2025	2024	Change	% change
Management fee income	$1,538	$1,863	$(325)	(17)%
Performance fee income	4,400	—	4,400	NM
Profit sharing income from private funds	7,899	4,810	3,089	64%
Total asset management income	13,837	6,673	7,164	107%

Asset management income increased 107% for the three months ended March 31, 2025, mainly due to the performance fee income from the Advantage Fund and higher profit-sharing income from BOF-C, primarily from higher total revenues related to BOF-C's capital provision assets.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	March 31, 2025	December 31, 2024	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,272,789	$1,353,893	$(81,104)	(6)%
Undrawn commitments	471,661	491,186	(19,525)	(4)%
Total	1,744,450	1,845,079	(100,629)	(5)%

Post-settlement
Fair value	230,909	272,424	(41,515)	(15)%
Undrawn commitments	52,093	67,961	(15,868)	(23)%
Total	283,002	340,385	(57,383)	(17)%

Total portfolio value	2,027,452	2,185,464	(158,012)	(7)%
Total portfolio value, funded by third parties, decreased 7% as of March 31, 2025. The decrease in our total portfolio was driven largely by the impact of robust realizations that occurred in 2025.
Private funds
As of March 31, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		March 31, 2025
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$186	$128	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	332	424	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	398	302	364	2%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	399	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	663	253	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	362	310	385	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	367	326	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,281	794	1,025	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,488	3,649	3,304
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
6. For the core legal finance is a pro-rata portion of the balance sheet assets including legacy assets prior to our 2016 acquisition of GKC Holdings, LLC.
As of March 31, 2025 and December 31, 2024, our total AUM was $3.3 billion and $3.5 billion, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and vehicles. The total portfolio value shown for our Asset Management & Other Services segment of $2.0 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, and also excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.
Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	March 31, 2025			December 31, 2024
			Total				Total
		Third-party	segments			Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated		interests	(Burford-only)
Cash and cash equivalents	$486,639	$(21,975)	$464,664	$469,930		$(28,269)	$441,661
Marketable securities	83,544	—	83,544	79,020		—	79,020
Total	570,183	(21,975)	548,208	548,950	—	(28,269)	520,681
On a consolidated basis, our cash and cash equivalents and marketable securities increased 4% as of March 31, 2025, while on a total segments (Burford-only) basis, our cash and cash equivalents and marketable securities increased 5% as of March 31, 2025. The net increase in cash and cash equivalents and marketable securities for both the consolidated and total segments (Burford-only) bases, primarily reflects the proceeds received from capital provision assets, partially offset by the funding of capital provision assets. For the consolidated basis, the net increase in cash and cash equivalents and marketable securities was also partially offset by the impact from third-party net distributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the three months ended March 31, 2025, we purchased in open market transactions approximately $6.6 million in aggregate principal amount of the 2025 Bonds (as defined above). As of March 31, 2025, we had five series of debt securities outstanding, of which two series were listed on the Order Book for Retail Bonds of the London Stock Exchange and three series were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities.
We manage our business with relatively low levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of March 31, 2025, the weighted average maturity of our outstanding debt securities of 4.3 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.6 years.
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
Our debt securities that are listed on the Order Book for Retail Bonds of the London Stock Exchange as of the date of this Form 10-Q contain one significant financial covenant, which is a leverage ratio requirement that we maintain a level of Group Net Debt (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated net debt, or our total principal amount of debt outstanding less cash and cash equivalents and marketable securities) that is less than 50% of our Group Total Assets (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated tangible assets, or our total assets less goodwill). As of March 31, 2025 and December 31, 2024, our consolidated net debt to consolidated tangible assets ratio was 20% and 20%, respectively. In addition, the indentures governing the 2028 Notes and the 2030 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of March 31, 2025 and December 31, 2024, our Consolidated Indebtedness to Net Tangible Equity Ratio was 0.8 to 1.00 and 0.8 to 1.00, respectively. Furthermore, the indenture governing the 2031 Notes contains certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of March 31, 2025 and December 31, 2024, our Consolidated Indebtedness to Consolidated Equity Ratio was 0.7 to 1.00 and 0.7 to 1.00, respectively. See “—Reconciliations—Debt leverage ratio calculations” for the calculations of our debt leverage ratios. As of March 31, 2025, we were in compliance with all of the covenants under the trust deeds and the indentures, as applicable.
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

($ in thousands)	March 31, 2025	December 31, 2024
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$5,450,178	$5,335,289
Third-party indebtedness	1,764,726	1,763,612

Unrestricted Subsidiaries
Total assets	730,627	839,736
Third-party indebtedness	—	—

	Three months ended March 31,
(S in thousands)	2025	2024
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$110,791	$33,140

Unrestricted Subsidiaries
Total revenues	8,068	11,155
Cash flows
We believe our available cash and cash from operations, which include proceeds from our capital provision assets, will be adequate to fund our operations and future growth, satisfy our working capital requirements, meet obligations under our debt securities, pay dividends and meet other liquidity requirements for the foreseeable future.
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities	$155,170	$52,963
Net cash provided by/(used in) investing activities	(24)	(43)
Net cash provided by/(used in) financing activities	(139,170)	209,412
Net increase/(decrease) in cash and cash equivalents	15,976	262,332
Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided/(used) by operating activities for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities before proceeds/(funding) of operating activities	$2,835	$(74,881)
Net proceeds from/(funding of) marketable securities	(2,243)	5,686
Proceeds from capital provision assets	371,054	247,561
Funding of capital provision assets	(216,476)	(125,403)
Net cash provided by/(used in) operating activities	155,170	52,963
Net cash provided by operating activities was $155.2 million for the three months ended March 31, 2025. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily an increase in proceeds received from capital provision assets to $371.1 million and an increase in deployments on capital provision assets to $216.5 million.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was relatively flat for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Net cash provided by/(used in) financing activities
Net cash used in financing activities was $139.2 million for the three months ended March 31, 2025. The period-over-period change in net cash used in financing activities was primarily due to the absence of any debt issuance in 2025.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Three months ended March 31,
($ in thousands)	2025	2024
Proceeds from capital provision assets	$244,904	$127,525
Proceeds from asset management income	7,105	4,476
Proceeds from other items(1)	5,707	5,693
Cash receipts	257,716	137,694
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts increased 87% for the three months ended March 31, 2025, reflecting primarily cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.7 million of due from settlement receivables as of December 31, 2024, 62% was collected in cash during 2025.

See “—Reconciliations—Cash receipts reconciliation” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Dividends
On February 28, 2025, the Board of Directors declared, subject to shareholder approval at the annual general meeting to be held on May 14, 2025, a final dividend of 6.25¢ per ordinary share to be paid on June 13, 2025, to shareholders of record on May 23, 2025. There were no dividend payments during the three months ended March 31, 2025.
We anticipate continuing to pay a total annual dividend of 12.50¢ per ordinary share, payable semi-annually, but do not anticipate regular increases in our dividend per ordinary share level. The Board of Directors may review our dividend per ordinary share level from time to time. See “Risk factors—Risks relating to our ordinary shares—There can be no assurance that we will pay dividends or distributions” in the 2024 Form 10-K for additional information with respect to our declaration and payment of dividends.
Off-balance sheet arrangements
As of December 31, 2024, and December 31, 2023, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $4.8 million and $2.8 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.
Critical accounting estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with US GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of capital provision assets. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. We believe that our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments and/or assumptions.
Set forth below are certain aspects of our critical accounting policy. For a full discussion of this critical accounting policy and other significant accounting policies, see note 2 (Summary of significant accounting policies) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.
Fair value of capital provision assets
The determination of fair value for capital provision assets and financial liabilities relating to third-party interests in capital provision assets involves significant estimates and judgments. While the potential range of outcomes for the assets is wide, our fair value estimation is our best assessment of the current fair value of each asset or liability. Such an estimate is inherently subjective, being based largely on management’s estimate of forecasted cash flows, an assigned discount rate and an assessment of how individual events have changed the possible outcomes of the asset and their relative probabilities and hence the extent to which the fair value has altered. The aggregate of the fair values selected falls within a wide range of reasonably possible estimates. In our management’s opinion, there is no useful alternative valuation that would better quantify the market risk inherent in the portfolio and there are no inputs or variables to which the values of the assets are correlated other than interest rates that impact the discount rates applied. See note 11 (Fair value of assets and liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and “—Fair value of capital provision assets” for additional information with respect to fair value.
As of March 31, 2025 and December 31, 2024, should management’s estimate of the value of those instruments have been 10% higher or lower, as applicable, than provided for in our fair value estimates, while all other variables remained constant, our consolidated income and net assets would have increased and decreased, respectively, by $461.5 million and $466.3 million, respectively.
Furthermore, as of March 31, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated
($ in thousands)	March 31, 2025	December 31, 2024
+100 bps interest rates	$(160,020)	$(153,241)
+50 bps interest rates	(81,092)	(77,644)
-50 bps interest rates	82,043	78,514
-100 bps interest rates	166,354	159,169

Principal Finance segment
($ in thousands)	March 31, 2025	December 31, 2024
+100 bps interest rates	$(114,840)	$(109,132)
+50 bps interest rates	(58,186)	(55,276)
-50 bps interest rates	59,050	56,046
-100 bps interest rates	119,713	113,583
As of March 31, 2025 and December 31, 2024, should duration have been six or 12 months lower or higher, as applicable, than the actual duration used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated
($ in thousands)	March 31, 2025	December 31, 2024
+12 months duration(1)	$(390,776)	$(396,845)
+6 months duration(1)	(196,405)	(200,908)
-6 months duration(1)	202,711	196,721
-12 months duration(1)	417,624	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	March 31, 2025	December 31, 2024
+12 months duration(1)	$(272,792)	$(268,484)
+6 months duration(1)	(137,126)	(135,827)
-6 months duration(1)	140,300	133,446
-12 months duration(1)	294,112	280,636
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

The sensitivity impact has been provided on a pre-tax basis for both our consolidated income and net assets because the fluctuation in our effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that we consider difficult to follow and detract from the comparability of this information.
Reconciliations
The tables below set forth the reconciliations of the unaudited condensed consolidated statements of financial condition to total segments (Burford-only) unaudited condensed statements of financial condition as of the dates indicated. See “—Basis of presentation of financial information—Non-GAAP financial measures relating to our business structure” for additional information.
The first column in the tables below sets forth our results of operations on a consolidated basis as reported in our unaudited condensed consolidated financial statements prepared in accordance with US GAAP. These results of operations include investments in a number of entities that are not wholly owned subsidiaries of

Burford Capital Limited and, therefore, contain third-party capital, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities. The presentation of our results of operations on a consolidated basis requires a line-by-line consolidation of 100% of each non-wholly owned entity’s assets and liabilities. The portion of the net assets that is attributable to the third-party interests are then presented separately as single line items within the unaudited condensed consolidated statements of financial condition. We believe it is helpful to exclude the interests of investors other than Burford in our discussion of our results of operations, and we have therefore, as an alternative presentation, excluded from our presentation of our results of operations the non-Burford portion of the individual assets and liabilities relating to such third-party capital. The reconciliations eliminate the line-by-line consolidation of all the applicable entities’ individual assets and liabilities required by US GAAP to present Burford’s investment in the non-wholly owned entities and Burford’s share of the gain or loss earned on such investment.
Reconciliations of unaudited condensed consolidated statements of financial condition to total segments (Burford-only) unaudited condensed statements of financial condition
The tables below set forth the reconciliations of unaudited condensed consolidated statements of financial condition to total segments (Burford-only) unaudited condensed statements of financial condition as of the dates indicated.

	March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$486,639	$(21,975)	$464,664
Marketable securities	83,544	—	83,544
Other assets	65,774	121,877	187,651
Due from settlement of capital provision assets	102,648	—	102,648
Capital provision assets	5,305,021	(1,677,618)	3,627,403
Goodwill	133,977	—	133,977
Deferred tax asset	3,202	—	3,202
Total assets	6,180,805	(1,577,716)	4,603,089

Liabilities
Debt interest payable	42,970	—	42,970
Other liabilities	192,660	(71,180)	121,480
Long-term incentive compensation payable	197,293	—	197,293
Debt payable	1,764,726	—	1,764,726
Financial liabilities relating to third-party interests in capital provision assets	780,330	(780,330)	—
Deferred tax liability	42,245	—	42,245
Total liabilities	3,020,224	(851,510)	2,168,714
Total shareholders' equity	3,160,581	(726,206)	2,434,375

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$469,930	$(28,269)	$441,661
Marketable securities	79,020	—	79,020
Other assets	61,006	114,475	175,481
Due from settlement of capital provision assets	183,858	(207)	183,651
Capital provision assets	5,243,917	(1,672,693)	3,571,224
Goodwill	133,948	—	133,948
Deferred tax asset	3,346	—	3,346
Total assets	6,175,025	(1,586,694)	4,588,331

Liabilities
Debt interest payable	12,097	—	12,097
Other liabilities	141,973	(2,238)	139,735
Long-term incentive compensation payable	217,552	—	217,552
Debt payable	1,763,612	—	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	747,053	(747,053)	—
Deferred tax liability	35,903	—	35,903
Total liabilities	2,918,190	(749,291)	2,168,899
Total shareholders' equity	3,256,835	(837,403)	2,419,432

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

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,243,917	$(1,672,693)	$3,571,224
Deployments	216,476	(90,658)	125,818
Realizations	(288,848)	125,943	(162,905)
Income for the period	125,568	(40,219)	85,349
Foreign exchange gains/(losses)	7,908	9	7,917
End of period	5,305,021	(1,677,618)	3,627,403

Deployed cost, end of period	2,268,825	(584,856)	1,683,969
Unrealized fair value, end of period	3,036,196	(1,092,762)	1,943,434
Capital provision assets	5,305,021	(1,677,618)	3,627,403

	Three months ended March 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,045,388	$(1,613,276)	$3,432,112
Deployments	125,403	(58,587)	66,816
Realizations	(112,971)	39,763	(73,208)
Income for the period	44,161	(23,355)	20,806
Foreign exchange gains/(losses)	(5,174)	525	(4,649)
End of period	5,096,807	(1,654,930)	3,441,877

Deployed cost, end of period	2,338,056	(708,759)	1,629,297
Unrealized fair value, end of period	2,758,751	(946,171)	1,812,580
Capital provision assets	5,096,807	(1,654,930)	3,441,877
Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$67,619	$(33,035)	$34,584
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	57,949	(7,184)	50,765
Income/(loss) on capital provision assets	125,568	(40,219)	85,349
Foreign exchange gains/(losses)	5,410	(347)	5,063
Net income/(loss) on due from settlement of capital provision assets	652	—	652
Other income/(loss)	(114)	—	(114)
Total capital provision income	131,516	(40,566)	90,950

	Three months ended March 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$57,862	$(27,968)	$29,894
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(13,701)	4,613	(9,088)
Income/(loss) on capital provision assets	44,161	(23,355)	20,806
Foreign exchange gains/(losses)	(4,202)	497	(3,705)
Net income/(loss) on due from settlement of capital provision assets	802	—	802
Total capital provision income	40,761	(22,858)	17,903

Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	288,848	(125,943)	162,905
Other income/(loss)	652	—	652
Proceeds from capital provision assets	(371,054)	126,150	(244,904)
Foreign exchange gains/(losses)	344	—	344
End of period	102,648	—	102,648

	Three months ended March 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$265,540	$(80,273)	$185,267
Transfer of realizations from capital provision assets	112,971	(39,763)	73,208
Other income/(loss)	802	—	802
Proceeds from capital provision assets	(247,561)	120,036	(127,525)
Foreign exchange gains/(losses)	(64)	—	(64)
End of period	131,688	—	131,688
Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$985,953	$(192,239)	$793,714
Discretionary	879,362	(186,941)	692,421
Legal risk (definitive)	42,969	—	42,969
Total capital provision undrawn commitments	1,908,284	(379,180)	1,529,104

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$962,808	$(189,135)	$773,673
Discretionary	1,032,433	(214,568)	817,865
Legal risk (definitive)	41,318	—	41,318
Total capital provision undrawn commitments	2,036,559	(403,703)	1,632,856

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended March 31, 2025			Three months ended March 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,538	$—	$1,538	$1,863	$—	$1,863
Performance fee income	—	4,400	4,400	—	—	—
Profit sharing income from funds	—	7,899	7,899	—	4,810	4,810
Total asset management income	1,538	12,299	13,837	1,863	4,810	6,673
Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Consolidated deployments	$216,476	$125,403
Plus/(Less): Third-party interests	(90,658)	(58,587)
Total segments (Burford-only) total deployments	125,818	66,816
Plus/(Less): Capital deployed to fund level but not yet invested	11	(69)
Plus/(Less): Capital deployed in prior years and invested in the current year	673	763
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	3,409	—
Plus/(Less): Deployments on behalf of subparticipations	—	5
Adjusted Burford-only total deployments	129,911	67,515
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Certain terms used in this Form 10-Q” for additional information with respect to certain terms useful for the understanding of our deployments information and “—Segments—Principal Finance segment—Portfolio value – Principal Finance segment” for additional information with respect to our deployments.
Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Consolidated realizations	$288,848	$112,971
Plus/(Less): Third-party interests	(125,943)	(39,763)
Total segments (Burford-only) total realizations	162,905	73,208
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	652	802
Plus/(Less): Reported realizations held at joint venture and not yet distributed	6	1,667
Plus/(Less): Reported realizations held at fund level and not yet distributed	12,818	—
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	(13,233)	(13,140)
Adjusted Burford-only total realizations	163,148	62,537
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Certain terms used in this Form 10-Q” for additional information with respect to certain terms useful for the understanding of our realizations information and “—Segments—Principal Finance segment—Portfolio value – Principal Finance segment” for additional information with respect to our realizations.

Cash receipts reconciliations
The table below sets forth the reconciliations of Burford-only cash receipts to consolidated cash receipts, the most comparable measure calculated in accordance with US GAAP, for the periods indicated.

	Three months ended March 31,
($ in thousands)	2025	2024
Consolidated proceeds from capital provision assets	$371,054	$247,561
Less: Third-party interests	(126,150)	(120,036)
Total segments (Burford-only) proceeds from capital provision assets	244,904	127,525
Consolidated asset management income	1,538	1,863
Plus: Eliminated income from funds	12,299	4,810
Total segments (Burford-only) asset management income	13,837	6,673
Less: Non-cash adjustments(1)	(6,732)	(2,197)
Burford-only proceeds from asset management income	7,105	4,476
Burford-only proceeds from marketable securities interest and dividends	4,678	5,476
Burford-only proceeds from other income	1,029	217
Burford-only proceeds from other items	5,707	5,693
Cash receipts	257,716	137,694
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

($ in thousands, except share data)	March 31, 2025	December 31, 2024
Total Burford Capital Limited equity	$2,434,375	$2,419,432
Less: Goodwill	(133,977)	(133,948)
Tangible book value attributable to Burford Capital Limited	2,300,398	2,285,484

Basic ordinary shares outstanding	218,321,904	219,421,904

Tangible book value attributable to Burford Capital Limited per ordinary share	10.54	10.42
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” for additional information with respect to tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share.
Debt leverage ratio calculations
Consolidated net debt to consolidated tangible assets ratio calculation
The table below sets forth the calculations of consolidated net debt to consolidated tangible assets ratio as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Total principal amount of debt outstanding(1)	$1,783,711	$1,783,690
Less: Cash and cash equivalents	(486,639)	(469,930)
Less: Marketable securities	(83,544)	(79,020)
Consolidated net debt	1,213,528	1,234,740

Total assets	6,180,805	6,175,025
Less: Goodwill	(133,977)	(133,948)
Consolidated tangible assets	6,046,828	6,041,077

Consolidated net debt to consolidated tangible assets ratio	20%	20%
1. Represents the total principal amount of debt outstanding as set forth in note 10 (Debt) to our unaudited condensed consolidated financial statements. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.2910 and $1.2529 as of March 31, 2025 and December 31, 2024, respectively.

See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Consolidated Indebtedness to Net Tangible Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Debt payable	$1,764,726	$1,763,612
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Consolidated Indebtedness	1,764,726	1,763,612

Total equity	3,160,581	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(715,737)	(822,492)
Less: Goodwill	(133,977)	(133,948)
Net Tangible Equity	2,310,867	2,300,395

Consolidated Indebtedness to Net Tangible Equity Ratio	0.76x	0.77x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Consolidated Indebtedness to Consolidated Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Debt payable	$1,764,726	$1,763,612
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $100 million	(100,000)	(100,000)
Consolidated Indebtedness	1,664,726	1,663,612

Total equity	3,160,581	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(715,737)	(822,492)
Consolidated Equity	2,444,844	2,434,343

Consolidated Indebtedness to Consolidated Equity Ratio	0.68x	0.68x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.

Item 3. Quantitative and qualitative disclosures about market risk
Market and asset risk
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of March 31, 2025 and December 31, 2024, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $8.4 million and $7.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve high risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets are comprised of a portfolio of assets thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of March 31, 2025 and December 31, 2024, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $462.7 million and $468.1 million, respectively.
The sensitivity impacts have been provided on a pre-tax basis for both our consolidated income and net assets as we consider the fluctuation in our effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that are difficult to follow and detract from the comparability of this information.
Liquidity risk
We are exposed to liquidity risk. Our financing of capital provision assets requires capital to meet commitments, as described in note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q, and for settlement of operating liabilities. Our capital provision assets typically require significant capital contributions with little or no immediate return and no guarantee of return or repayment. To manage liquidity risk, we finance assets with a range of anticipated lives and hold marketable securities that can be readily realized to meet those liabilities and commitments.
Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
As of both March 31, 2025 and December 31, 2024, we had $1.8 billion aggregate principal amount of our debt securities outstanding, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of March 31, 2025 and December 31, 2024, the future interest payments on our outstanding debt securities amounted to $655.8 million and $690.5 million, respectively, until their respective maturities in August 2025, December 2026, April 2028, April 2030 and July 2031, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of maturities.
Credit risk
We are exposed to credit risk in various asset structures as described in note 2 (Summary of significant accounting policies) to our unaudited condensed consolidated financial statements contained in this Form 10-Q, most of which involve financing sums recoverable only out of successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, we could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, we may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. Our credit risk is uncertain given that our entitlement pursuant to our assets is generally not established until a successful resolution of claims, and our potential credit risk is mitigated by the diversity of our counterparties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. See “Management's discussion and analysis of financial condition and results of operations—Economic and market conditions—Party solvency” for additional information with respect to when a claimant or defendant in a matter we are financing becomes insolvent. We are also exposed to credit risk in respect of the marketable securities and cash and cash equivalents. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure represented by cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in our consolidated statements of financial condition.
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $20.2 million and $17.1 million as of March 31, 2025 and December 31, 2024, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three months ended March 31, 2025 and 2024.
Currency risk
We hold assets denominated in currencies other than US dollar, our functional currency, including pound sterling, Euro and Australian dollar. In addition, we issued debt securities denominated in pound sterling in 2017 that remained outstanding as of the date of this Form 10-Q. We are therefore exposed to currency risk, as values of the assets and liabilities denominated in other currencies will fluctuate due to changes in exchange rates. We may use forward exchange contracts from time to time to mitigate currency risk.
As of March 31, 2025 and December 31, 2024, should pound sterling, Euro and Australian dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our capital provision assets and other assets/(liabilities) would have increased and decreased, respectively, as set forth in the tables below.

	March 31, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,041,023	$(1,986,456)	$—
Pound sterling	12,475	(177,160)	(16,469)
Euro	198,945	15,804	21,475
Australian dollar	26,091	—	2,609
Canadian dollar	24,220	3,238	2,746
Singapore dollar	2,267	135	240
Total	5,305,021	(2,144,439)	10,602

	December 31, 2024
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$4,987,457	$(1,828,220)	$—
Pound sterling	9,582	(178,431)	(16,885)
Euro	192,988	14,659	20,765
Australian dollar	22,558	50	2,261
Canadian dollar	28,745	4,646	3,339
Singapore dollar	2,587	214	280
Total	5,243,917	(1,987,082)	9,760
Interest rate risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our exposure to market risk for changes in floating interest rates relates primarily to our cash and cash equivalents, capital provision assets and certain marketable securities. All cash and cash equivalents bear interest at floating rates. There are certain capital provision assets, due from settlement of capital provision assets and marketable securities that earn interest based on fixed rates, but those assets do not have interest rate risk as they are not exposed to changes in market interest rates. While not interest bearing, the fair value of our capital provision assets is sensitive to changes in interest rates that impact the discount rates applied in measuring fair value. See “Management's discussion and analysis of financial condition and results of operations—Critical accounting estimates” for additional information with respect to such interest rate sensitivity. Our outstanding debt securities incur interest at a fixed rate and, therefore, are not exposed to changes in market interest rates.
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of March 31, 2025 and December 31, 2024, if interest rates had increased and decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated income and net assets, would have increased and decreased, respectively, by $1.2 million and $1.2 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on net income or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	March 31, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$486,639	$28,904	$515,543
3 to 6 months	—	29,610	29,610
6 to 12 months	—	10,488	10,488
1 to 2 years	—	4,607	4,607
Greater than 2 years	—	596,623	596,623
Liabilities
6 to 12 months	—	122,786	122,786
1 to 2 years	—	225,925	225,925
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	486,639	(1,113,479)	(626,840)

	December 31, 2024
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$469,930	$22,881	$492,811
3 to 6 months	—	23,057	23,057
6 to 12 months	—	8,544	8,544
1 to 2 years	—	12,009	12,009
Greater than 2 years	—	678,110	678,110
Liabilities
6 to 12 months	—	129,432	129,432
1 to 2 years	—	219,257	219,257
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	469,930	(1,039,088)	(569,158)

Item 4. Controls and procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, we have not yet fully remediated the material weakness previously disclosed in our 2024 Form 10-K relating to a lack of available evidence to demonstrate the precision of management’s review of the controls to determine certain assumptions used in the measurement of the fair value of capital provision assets and thus our disclosure controls and procedures were not effective. This material weakness did not result in misstatements to our consolidated financial statements for any of the periods presented.
Remediation Progress for the Material Weakness
While the Company has undertaken the remedial activities as reported in our 2024 Form 10-K and while that process is continuing, the material weakness will not be considered remediated until management has concluded, through testing, that these controls are operating effectively for a sufficient period of time. Accordingly, the Company will continue to assess its remediation measures during the year ending December 31, 2025 and cannot assure that the material weakness will be fully remediated during the course of the current fiscal year.
Changes in internal control over financial reporting
Other than with respect to the material weakness referenced above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
The information with respect to legal proceedings is set forth in note 15 (Financial commitments and contingent liabilities—Legal proceedings) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk factors
See “Risk Factors” in the 2024 Form 10-K for a discussion of potential risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and/or liquidity. As of the date of this Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2024 Form 10-K. The risks and uncertainties disclosed in the 2024 Form 10-K and in this Form 10-Q are not the only risks and uncertainties facing us, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or liquidity. We may disclose changes to such risk and uncertainties or disclose additional risks and uncertainties from time to time in our future periodic filings with the SEC.
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2025 and 2024.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended March 31, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased		Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
January 1, 2025 - January 31, 2025	—		$—	—	$21,845,323
February 1, 2025 - February 28, 2025	—		$—	—	$21,845,323
March 1, 2025 - March 31, 2025	1,100,000	(3)	$13.92	1,100,000	$20,745,323
Total	1,100,000		$13.92	1,100,000	$20,745,323
1. Includes broker commissions.
2. On May 15, 2024, our shareholders approved a resolution for the purchase of up to 21,864,608 ordinary shares on the open market, which authority is set to expire the earlier of (i) the close of our annual general meeting to be held in 2025 and (ii) September 26, 2025.

3. Consists of ordinary shares purchased on the open market in the United States between March 18, 2025 and March 27, 2025.

We use a variety of structures, including purchases of our ordinary shares on the open market, to offset dilution from the issuance of new ordinary shares related to the equity-based or related compensation of our employees and directors.
Item 3. Defaults upon senior securities
Not applicable.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
No “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended March 31, 2025.
Item 6. Exhibits

Exhibit No.	Description
3.1
Memorandum of Incorporation (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form 20-F of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 11, 2020 (the “Registration Statement”)).

3.2	Articles of Incorporation, adopted by special resolution dated August 20, 2024 (incorporated by reference to Exhibit 3.2 to the 2024 Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
The agreements and other documents filed as exhibits to this Form 10-Q are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURFORD CAPITAL LIMITED

	By:	/s/ Jordan D. Licht
Name: Jordan D. Licht
Title: Principal Financial Officer and Duly Authorized Officer

Dated: May 7, 2025