Form 10-Q
period 2025-06-30
Burford Capital Ltd
filed 2025-08-07
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of July 31, 2025, there were 218,811,591 ordinary shares, no par value, issued and outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”), contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
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
Asset Management and Other Services segment
One of our two reportable segments. Asset Management and Other Services includes the management of legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry.
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
EP Funds
Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited that principally hold our entitlement in the YPF-related Eton Park matter.
Fair value adjustment
The amount of unrealized gain or loss recognized in our unaudited condensed consolidated statements of operations in the relevant period and added to or subtracted from, as applicable, the asset or liability value in our unaudited condensed consolidated statements of financial condition.
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
NED Plan
The Burford Capital Limited 2021 Non‐Employee Directors’ Share Plan, as amended from time to time, or any successor plan thereto.
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
NQDC Plan
The Burford Capital Deferred Compensation Plan, as amended from time to time, or any successor plan thereto.
OICP
The Burford Capital Limited 2025 Omnibus Incentive Compensation Plan, as amended from time to time, or any successor plan thereto.
Portfolio
The sum of the fair values of capital provision assets and undrawn commitments.
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
PSUs
Performance share units awarded to employees under the OICP or the LTIP, as applicable.
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
RSUs
Restricted share units awarded to employees under the OICP or the LTIP, as applicable.
Share-based awards
The total of RSUs and PSUs awarded to employees under the OICP or the LTIP, as applicable.
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
Unrealized gain or loss
Represents the fair value of our legal finance assets over or under their deployed cost, as determined in accordance with the requirements of the applicable US GAAP standards, for the relevant financial reporting period (unaudited condensed consolidated statements of operations) or cumulatively (unaudited condensed consolidated statements of financial condition).
Vintage
Refers to the calendar year in which a legal finance commitment is initially made.
YPF-related assets
Refers to our Petersen and Eton Park legal finance assets, which are two claims relating to the Republic of Argentina’s nationalization of YPF S.A., the Argentine energy company.

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenues
Capital provision income/(loss)	$224,164	$157,745	$355,680	$198,506
Plus/(Less): Third-party interests in capital provision assets	(43,257)	(6,264)	(64,053)	(11,488)
Asset management income/(loss)	1,349	1,644	2,887	3,507
Marketable securities income/(loss) and interest	8,597	6,278	15,384	12,889
Other income/(loss)	433	250	247	534
Total revenues	191,286	159,653	310,145	203,948

Operating expenses
Compensation and benefits
Salaries and benefits	11,749	10,909	24,144	22,566
Annual incentive compensation	5,074	4,875	9,319	9,711
Share-based and deferred compensation	7,265	197	10,064	4,067
Long-term incentive compensation including accruals	12,865	13,016	19,740	14,654
General, administrative and other	7,792	7,742	18,002	15,192
Case-related expenditures ineligible for inclusion in asset cost	4,320	1,412	8,897	2,099
Total operating expenses	49,065	38,151	90,166	68,289

Operating income/(loss)	142,221	121,502	219,979	135,659

Other expenses
Finance costs	33,979	34,466	67,859	67,033
Foreign currency transactions (gains)/losses	(1,505)	67	(2,105)	559
Total other expenses	32,474	34,533	65,754	67,592

Income/(loss) before income taxes	109,747	86,969	154,225	68,067

Provision for/(benefit from) income taxes	4,594	11,697	12,162	10,293
Net income/(loss)	105,153	75,272	142,063	57,774

Net income/(loss) attributable to non-controlling interests	16,857	21,526	22,838	33,965
Net income/(loss) attributable to Burford Capital Limited shareholders	88,296	53,746	119,225	23,809

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	$0.40	$0.25	$0.54	$0.11
Diluted	$0.39	$0.24	$0.53	$0.11

Weighted average ordinary shares outstanding
Basic	218,669,697	219,163,767	218,983,036	219,048,865
Diluted	223,983,079	223,343,801	224,047,637	223,433,894
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$105,153	$75,272	$142,063	$57,774
Other comprehensive income/(loss)
Foreign currency translation adjustment	(8,234)	(63)	(12,263)	1,320
Comprehensive income/(loss)	96,919	75,209	129,800	59,094

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	16,857	21,526	22,838	33,965
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	80,062	53,683	106,962	25,129
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025	December 31, 2024
($ in thousands, except per share data)	(unaudited)
Assets
Cash and cash equivalents	$372,248	$469,930
Marketable securities	84,287	79,020
Other assets	70,787	61,006
Due from settlement of capital provision assets	118,451	183,858
Capital provision assets	5,544,683	5,243,917
Goodwill	134,037	133,948
Deferred tax asset	2,346	3,346
Total assets	6,326,839	6,175,025

Liabilities
Debt interest payable	45,246	12,097
Other liabilities	192,485	141,973
Long-term incentive compensation payable	211,160	217,552
Debt payable	1,779,925	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	823,430	747,053
Deferred tax liability	46,185	35,903
Total liabilities	3,098,431	2,918,190

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 220,572,370 ordinary shares issued and 218,802,423 ordinary shares outstanding as of June 30, 2025 and 220,091,851 ordinary shares issued and 219,421,904 ordinary shares outstanding as of December 31, 2024	614,748	610,037
Additional paid-in capital	43,966	42,409
Accumulated other comprehensive income/(loss)	(2,143)	10,120
Treasury shares; 1,769,947 ordinary shares at $14.06 cost as of June 30, 2025 and 669,947 ordinary shares at $14.28 cost as of December 31, 2024	(24,879)	(9,569)
Retained earnings	1,871,344	1,766,435
Total Burford Capital Limited equity	2,503,036	2,419,432
Non-controlling interests	725,372	837,403
Total shareholders' equity	3,228,408	3,256,835
Total liabilities and shareholders' equity	6,326,839	6,175,025
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income/(loss)	$142,063	$57,774

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Capital provision income/(loss)	(355,680)	(198,506)
(Income)/loss on marketable securities	(7,019)	(2,266)
Other (income)/loss	(247)	(534)
Share-based and deferred compensation	10,064	2,970
Deferred tax (benefit)/expense	10,457	(1,633)
Other	1,332	3,148
Changes in operating assets and liabilities:
Proceeds from capital provision assets	447,812	372,905
(Deployment) to capital provision assets	(316,780)	(302,744)
Net proceeds from/(funding of) marketable securities	1,820	16,894
Proceeds from/(payments of) other income	1,331	2,992
(Increase)/decrease in other assets	(10,570)	(1,764)
Increase/(decrease) in other liabilities	69,979	(5,634)
Net increase/(decrease) on financial liability to third-party investment	76,377	11,982
Net cash provided by/(used in) operating activities	70,939	(44,416)

Cash flows from investing activities:
Purchases of property and equipment	(127)	(88)
Net cash provided by/(used in) investing activities	(127)	(88)

Cash flows from financing activities:
Debt issuance, including original issue premium	—	284,969
Debt issuance costs	—	(6,283)
Debt extinguishment	(6,682)	(23,296)
Dividends paid on ordinary shares	(13,667)	(13,694)
Acquisition of ordinary shares held in treasury	(15,310)	(5,090)
Third-party net capital contribution/(distribution)	(134,869)	(21,772)
Net cash provided by/(used in) financing activities	(170,528)	214,834

Net increase/(decrease) in cash and cash equivalents	(99,716)	170,330
Cash and cash equivalents at beginning of period	469,930	220,549
Effect of exchange rate changes on cash and cash equivalents	2,034	(206)
Cash and cash equivalents at end of period	372,248	390,673
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Six months ended June 30,
($ in thousands)	2025	2024
Cash received from interest and dividend income	$8,852	$10,760
Cash paid for debt interest	(32,704)	(55,367)
Cash received from income tax refund	13	98
Cash paid for income taxes	(21,182)	(7,352)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Three months ended June 30, 2025
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(1,769,947)	$610,037	$(24,879)	$45,762	$1,797,364	$6,091	$2,434,375	$726,206	$3,160,581
Net income/(loss)	—	—	—	—	—	88,296	—	88,296	16,857	105,153
Foreign currency translation adjustment	—	—	—	—	—	—	(8,234)	(8,234)	—	(8,234)
Issuance of new ordinary shares to satisfy vested share-based awards	340,685	—	3,193	—	(3,193)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,192)	(649)	—	(2,841)	—	(2,841)
Share-based and deferred compensation	—	—	—	—	4,428	—	—	4,428	—	4,428
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(17,691)	(17,691)
End of period	220,572,370	(1,769,947)	614,748	(24,879)	43,966	1,871,344	(2,143)	2,503,036	725,372	3,228,408

	Three months ended June 30, 2024
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,316,028	(642,538)	$602,238	$(8,857)	$40,408	$1,619,305	$8,695	$2,261,789	$864,465	$3,126,254
Net income/(loss)	—	—	—	—	—	53,746	—	53,746	21,526	75,272
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)	—	(63)
Issuance of new ordinary shares to satisfy vested share-based awards	557,975	—	4,690	—	(4,690)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	208,691	—	3,014	—	—	—	—	3,014	—	3,014
Acquisition of ordinary shares held in treasury	—	(27,409)	—	(712)	—	—	—	(712)	—	(712)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,319)	(1,927)	—	(4,246)	—	(4,246)
Share-based and deferred compensation	—	—	—	—	3,353	—	—	3,353	—	3,353
Dividends paid	—	—	—	—	—	(13,694)	—	(13,694)	—	(13,694)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	43,124	43,124
End of period	220,082,694	(669,947)	609,942	(9,569)	36,752	1,657,430	8,632	2,303,187	929,115	3,232,302

	Six months ended June 30, 2025
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	119,225	—	119,225	22,838	142,063
Foreign currency translation adjustment	—	—	—	—	—	—	(12,263)	(12,263)	—	(12,263)
Issuance of new ordinary shares to satisfy vested share-based awards	340,685	—	3,193	—	(3,193)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,192)	(649)	—	(2,841)	—	(2,841)
Share-based and deferred compensation	—	—	—	—	7,781	—	—	7,781	—	7,781
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(134,869)	(134,869)
End of period	220,572,370	(1,769,947)	614,748	(24,879)	43,966	1,871,344	(2,143)	2,503,036	725,372	3,228,408

	Six months ended June 30, 2024
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,313,388	(350,947)	$602,238	$(4,479)	$36,545	$1,649,242	$7,312	$2,290,858	$916,922	$3,207,780
Net income/(loss)	—	—	—	—	—	23,809	—	23,809	33,965	57,774
Foreign currency translation adjustment	—	—	—	—	—	—	1,320	1,320	—	1,320
Issuance of new ordinary shares to satisfy vested share-based awards	560,615	—	4,690	—	(4,690)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	208,691	—	3,014	—	—	—	—	3,014	—	3,014
Acquisition of ordinary shares held in treasury	—	(319,000)	—	(5,090)	—	—	—	(5,090)	—	(5,090)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,319)	(1,927)	—	(4,246)	—	(4,246)
Share-based and deferred compensation	—	—	—	—	7,216	—	—	7,216	—	7,216
Dividends paid	—	—	—	—	—	(13,694)	—	(13,694)	—	(13,694)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(21,772)	(21,772)
End of period	220,082,694	(669,947)	609,942	(9,569)	36,752	1,657,430	8,632	2,303,187	929,115	3,232,302
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
The accompanying unaudited condensed consolidated financial statements and notes thereto as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2024 contained in the 2024 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2024 Form 10-K.
Use of estimates
The preparation of the Group’s unaudited condensed consolidated financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, among others, the valuation of capital provision assets, which requires the use of Level 3 valuation inputs, and other financial instruments, the measurement of deferred tax balances (including valuation allowances) and the accounting for goodwill. Actual results could differ from those estimates, and such differences could be material.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The most significant judgments relate to the assessment of the Group’s exposure or rights to variable returns in Burford Opportunity Fund C LP (“BOF-C”), Burford Advantage Master Fund LP (the “Advantage Fund”), Colorado Investments Limited (“Colorado”) and Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited (the "EP Funds"). The Group has assessed that its economic interest in the income generated from BOF-C and its investment as a limited partner in the Advantage Fund, coupled with its power over the relevant activities as the fund manager, require the consolidation of BOF-C and the Advantage Fund in the unaudited condensed consolidated financial statements. Similarly, the Group has assessed that its shareholding in Colorado and investment in the EP Funds, coupled with its power over the relevant activities of those entities through contractual agreements, require the consolidation of Colorado and the EP Funds in the unaudited condensed consolidated financial statements.
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
For entities the Group controls but does not wholly own, the Group generally records a non-controlling interest within shareholders’ equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. Accordingly, third-party share of net income or loss relating to non-controlling interests in consolidated entities is treated as a reduction or increase, respectively, of net income or loss in the unaudited condensed consolidated statements of operations. With respect to Colorado and the EP Funds, entities the Group controls but does not wholly own, the Group records a financial liability relating to third-party interests in capital provision assets for the portion of Colorado’s and the EP Funds’ equity held by third parties. The third-party share of income or loss is included in third-party interests in capital provision assets in the unaudited condensed consolidated statements of operations. All significant intercompany balances, transactions and unrealized gains and losses on such transactions are eliminated on consolidation.
Third-party interests in capital provision assets
Third-party interests in capital provision assets include the financial liability relating to third-party interests in Colorado and the EP Funds as well as financial liabilities relating to third-party interests resulting from capital provision asset subparticipations recognized at fair value. Colorado holds a single financial asset and does not have any other business activity. Substantially all the assets of the EP Funds are concentrated as a single asset with no other business activity. Accordingly, Colorado and the EP Funds do not meet the definition of a business, and the third-party interests are accounted for as a collateralized borrowing rather than non-controlling interests in shareholders’ equity. Amounts included in the unaudited condensed consolidated statements of financial condition represent the fair value of the third-party interests in the related capital provision assets, and amounts included in the unaudited condensed consolidated statements of operations represent the third-party share of any gain or loss during the reporting period. Gains in the underlying capital provision asset result in increased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and negative adjustments in the consolidated statement of operations, presented as “(Less): Third-party interests in capital provision assets”. Conversely, losses in the underlying capital provision asset result in decreased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and positive adjustments in the consolidated statement of operations, presented as “Plus: Third-party interests in capital provision assets”.
Reclassifications
Certain reclassifications of the amounts for the prior periods have been made to conform to the presentation of the current period, such as incorporating the deferred compensation expense from the “Salaries and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
benefits” line item into the “Share-based and deferred compensation” line item. This reclassification has no effect on previously reported results of operations or total shareholders’ equity.
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
Recently issued or adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 requires additional detail to be included with a company’s annual income tax disclosures to enhance transparency. The Group adopted ASU 2023-09 on January 1, 2025, effective on a prospective basis, and is currently evaluating the incremental income tax disclosures which will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.
3. Income taxes
The Company has received an exemption from corporate income tax in Guernsey under the Income Tax (Exempt Bodies) (Guernsey) Ordinance, 1989, as amended, for the year ending December 31, 2025. This tax exemption must be reapplied for with the Guernsey taxing authorities on an annual basis.
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
The Group's effective tax rate was 4% and 13% for the three months ended June 30, 2025 and 2024, respectively, and 8% and 15% for the six months ended June 30, 2025 and 2024, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction, and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024
Gross deferred tax assets	81,241	74,201
Gross deferred tax liabilities	(85,910)	(71,932)
Valuation allowance	(39,170)	(34,826)
Net deferred tax liabilities	(43,839)	(32,557)
The Group’s valuation allowance against its deferred tax assets primarily relates to interest expense, foreign net operating loss carryforwards and other deferred tax assets. The Group, in determining its valuation allowance for its deferred tax assets, has performed an assessment of positive and negative evidence, including the nature, frequency and severity of cumulative financial reporting losses in recent years, and the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the tax assets, relevant carryforward periods, taxable income in carryback periods if carryback is permitted under applicable tax laws and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of certain deferred tax assets that would otherwise expire (e.g., net operating losses). Although realization is

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
not assured, based on the Group’s assessment, the Group has concluded that it is more likely than not that the remaining gross deferred tax assets will be realized and, as such, no additional valuation allowance has been provided.
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for either the three and six months ended June 30, 2025 or for any prior tax year which currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, updates its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this Form 10-Q, the Group is not subject to audit by any tax authority. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and onwards.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions and has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Group is currently evaluating the impact of these provisions which could affect the Group’s effective tax rate and deferred tax assets and liabilities in 2025 and future periods.
4. Segment reporting
ASC Subtopic 280-10—Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. The chief operating decision maker (the “CODM”), who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer and the Chief Financial Officer, together.
The CODM assesses the performance of the operating segments based on segment income/(loss) before income taxes which consists of the significant measures of the reportable segments’ financial performance that includes segment revenues, consisting of capital provision income/(loss) plus/less third-party interests in capital provision income, asset management income/(loss), marketable securities income/(loss) and interest and other income/(loss), less segment operating expenses, consisting of compensation and benefits, general, administrative and other expenses and case-related expenditures ineligible for inclusion in asset cost. The CODM uses this metric to assess operating segment performance, for purposes of making operating decisions and assessing financial performance, which informs the CODM’s allocation of resources. The Group excludes the proportional operating results that are attributable to third-party limited partners in its private funds, partners and minority investors, as the CODM does not consider them for the purposes of making decisions to allocate resources among operating segments or to assess operating segment performance. Although these amounts are excluded from segment income/(loss) before income taxes, they are included in reported consolidated income/(loss) before income taxes and are included in the reconciliation that follows.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Group has two operating segments that are also its reportable segments and provide legal finance products and services to the Group’s clients: (i) Principal Finance and (ii) Asset Management and Other Services. The Principal Finance segment allocates capital to legal finance assets from the Company’s balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by the Company. The Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and the Company provides other services to the legal industry for both of which it receives fees.
Beginning for the year ended December 31, 2024, the Group renamed its Capital Provision segment to Principal Finance and allocated revenue, expenses and assets from other corporate to the Group’s two reportable segments with no change to the Group’s total segments (Burford-only) numbers. The change in the Group’s allocation methodology as of December 31, 2024 was due to the amounts relating to these operating and non-operating activities previously presented as other corporate forming part of what is used internally to measure and evaluate the performance of the reportable segments. As a result of this change, the Group also recast certain previously reported amounts to conform with the change in allocation of revenue, expenses and assets to each reportable segment as noted below.
The tables below set forth certain information with respect to the Group’s unaudited condensed consolidated statements of operations by reportable segment for the periods indicated.

	Three months ended June 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$155,410	$—	$155,410	$68,754	$224,164
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(43,257)	(43,257)
Asset management income/(loss)	—	7,112	7,112	(5,763)	1,349
Marketable securities income/(loss) and interest	8,542	—	8,542	55	8,597
Other income/(loss)	—	433	433	—	433
Total revenues	163,952	7,545	171,497	19,789	191,286

Compensation and benefits	30,085	6,868	36,953	—	36,953
General, administrative and other	6,297	1,369	7,666	126	7,792
Case-related expenditures ineligible for inclusion in asset cost	1,493	—	1,493	2,827	4,320
Operating expenses	37,875	8,237	46,112	2,953	49,065

Other expenses
Finance costs	33,979	—	33,979	—	33,979
Foreign currency transactions (gains)/losses	(1,484)	—	(1,484)	(21)	(1,505)
Total other expenses	32,495	—	32,495	(21)	32,474

Income/(loss) before income taxes	93,582	(692)	92,890	16,857	109,747
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$119,360	$—	$119,360	$38,385	$157,745
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(6,264)	(6,264)
Asset management income/(loss)	—	11,487	11,487	(9,843)	1,644
Marketable securities income/(loss) and interest	6,180	—	6,180	98	6,278
Other income/(loss)	—	250	250	—	250
Total revenues	125,540	11,737	137,277	22,376	159,653

Compensation and benefits	23,922	5,075	28,997	—	28,997
General, administrative and other	6,076	1,554	7,630	112	7,742
Case-related expenditures ineligible for inclusion in asset cost	675	—	675	737	1,412
Operating expenses	30,673	6,629	37,302	849	38,151

Other expenses
Finance costs	34,466	—	34,466	—	34,466
Foreign currency transactions (gains)/losses	66	—	66	1	67
Total other expenses	34,532	—	34,532	1	34,533

Income/(loss) before income taxes	60,335	5,108	65,443	21,526	86,969
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado and other entities.
For the three months ended June 30, 2024, the Group recast $6.2 million of marketable securities income/(loss) and interest, $8.1 million of operating expenses, $1.2 million of finance costs and $0.1 million of foreign currency transactions (gains)/losses from other corporate to its Principal Finance segment. In addition, the Group also recast $0.8 million of reduction in operating expenses from other corporate to its Asset Management and Other Services segment and $0.5 million of finance costs from Asset Management and Other Services segment to its Principal Finance segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$246,360	$—	$246,360	$109,320	$355,680
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(64,053)	(64,053)
Asset management income/(loss)	—	20,949	20,949	(18,062)	2,887
Marketable securities income/(loss) and interest	15,242	—	15,242	142	15,384
Other income/(loss)	—	247	247	—	247
Total revenues	261,602	21,196	282,798	27,347	310,145

Compensation and benefits	51,147	12,120	63,267	—	63,267
General, administrative and other	14,609	3,177	17,786	216	18,002
Case-related expenditures ineligible for inclusion in asset cost	4,582	—	4,582	4,315	8,897
Operating expenses	70,338	15,297	85,635	4,531	90,166

Other expenses
Finance costs	67,859	—	67,859	—	67,859
Foreign currency transactions (gains)/losses	(2,083)	—	(2,083)	(22)	(2,105)
Total other expenses	65,776	—	65,776	(22)	65,754

Income/(loss) before income taxes	125,488	5,899	131,387	22,838	154,225
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$137,263	$—	$137,263	$61,243	$198,506
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(11,488)	(11,488)
Asset management income/(loss)	—	18,160	18,160	(14,653)	3,507
Marketable securities income/(loss) and interest	12,698	—	12,698	191	12,889
Other income/(loss)	—	534	534	—	534
Total revenues	149,961	18,694	168,655	35,293	203,948

Compensation and benefits	42,024	8,974	50,998	—	50,998
General, administrative and other	12,089	2,658	14,747	445	15,192
Case-related expenditures ineligible for inclusion in asset cost	1,221	—	1,221	878	2,099
Operating expenses	55,334	11,632	66,966	1,323	68,289

Other expenses
Finance costs	67,033	—	67,033	—	67,033
Foreign currency transactions (gains)/losses	554	—	554	5	559
Total other expenses	67,587	—	67,587	5	67,592

Income/(loss) before income taxes	27,040	7,062	34,102	33,965	68,067
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado and other entities.
For the six months ended June 30, 2024, the Group recast $12.7 million of marketable securities income/(loss) and interest, $10.9 million of operating expenses, $2.1 million of finance costs and $0.6 million of foreign currency transactions (gains)/losses from other corporate to its Principal Finance segment. In addition, the Group also recast $2.1 million of operating expenses from other corporate to its Asset Management and Other Services segment and $1.1 million of finance costs from Asset Management and Other Services segment to its Principal Finance segment.
The table below sets forth specified line items with respect to the Group’s unaudited condensed consolidated statements of financial condition by reportable segment as of the dates indicated.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$431,330	$8,220	$439,550	$16,985	$456,535
Other assets	$24,230	$174,156	$198,386	$(127,599)	$70,787
Due from settlement of capital provision assets	$118,451	$—	$118,451	$—	$118,451
Capital provision assets	$3,811,270	$—	$3,811,270	$1,733,413	$5,544,683
Total assets	$4,495,618	$208,422	$4,704,040	$1,622,799	$6,326,839
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
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado and other entities.
5. Capital provision assets
Capital provision assets are financial instruments that relate to the provision of capital in connection with legal finance, which includes the Advantage Fund.
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$5,305,021	$5,096,807	$5,243,917	$5,045,388
Deployments	100,304	177,341	316,780	302,744
Realizations	(90,077)	(191,883)	(378,925)	(304,854)
Income/(loss) for the period	211,186	156,541	336,754	200,702
Foreign exchange gains/(losses)	18,249	(173)	26,157	(5,347)
End of period	5,544,683	5,238,633	5,544,683	5,238,633

Deployed cost, end of period	2,404,992	2,440,069	2,404,992	2,440,069
Unrealized fair value, end of period	3,139,691	2,798,564	3,139,691	2,798,564
Total capital provision assets	5,544,683	5,238,633	5,544,683	5,238,633

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net realized gains/(losses)	$40,296	$117,471	$107,915	$175,333
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	170,890	39,070	228,839	25,369
Income/(loss) on capital provision assets	211,186	156,541	336,754	200,702
Foreign exchange gains/(losses)	10,966	(565)	16,376	(4,767)
Net income/(loss) from due from settlement of capital provision assets	2,303	1,769	2,955	2,571
Other income/(loss)	(291)	—	(405)	—
Total capital provision income as reported in the unaudited condensed consolidated statements of operations	224,164	157,745	355,680	198,506
Exchange differences arising from capital provision assets denominated in a currency other than the functional currency of the entity in which such capital provision assets are held are recognized in capital provision income/(loss) in the unaudited condensed consolidated statements of operations. All other foreign exchange translation differences arising from capital provision assets held by non-US dollar functional currency entities are recognized in other comprehensive income/(loss) in the unaudited condensed consolidated statements of comprehensive income. The currency of the primary economic environment in which the Group’s entity operates is referred to as that entity's “functional currency”.
6. Due from settlement of capital provision assets
Amounts of due from settlement of capital provision assets relate to the realization of capital provision assets that have successfully concluded and where there is no longer any litigation risk remaining. The settlement terms and timing of realizations vary by capital provision asset. Settlement balances are generally expected to be received within 12 months after the capital provision assets have concluded, and the majority are received shortly after conclusion.
The table below sets forth the changes in due from settlement of capital provision assets and the breakdown between current and non-current due from settlement of capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$102,648	$131,688	$183,858	$265,540
Transfer of realizations from capital provision assets	90,077	191,883	378,925	304,854
Other income/(loss)	2,303	1,769	2,955	2,571
Proceeds from capital provision assets	(76,758)	(125,344)	(447,812)	(372,905)
Foreign exchange gains/(losses)	181	1	525	(63)
End of period	118,451	199,997	118,451	199,997

Current assets	105,378	178,433	105,378	178,433
Non-current assets	13,073	21,564	13,073	21,564
Total due from settlement of capital provision assets	118,451	199,997	118,451	199,997

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Management fee income	$1,349	$1,644	$2,887	$3,507
Performance fee income	—	—	—	—
Total asset management income(1)	1,349	1,644	2,887	3,507
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$197,293	$180,076	$217,552	$183,134
Long-term incentive compensation including accruals	12,865	13,016	19,740	14,654
Cash paid	(371)	(102)	(28,072)	(4,584)
Foreign exchange gains/(losses)	1,373	19	1,940	(195)
End of period	211,160	193,009	211,160	193,009
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
General expenses payable	$70,967	$66,966
Insurance liabilities	19,494	21,991
Lease liabilities	14,329	14,821
Audit fees payable	1,836	2,996
Tax payable	2,403	21,144
Payable for capital provision assets	10,425	14,055
Derivative liabilities	405	—
Contingent fees	72,626	—
Total other liabilities	192,485	141,973
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3717 and $1.2529 as of June 30, 2025 and December 31, 2024, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	June 30, 2025	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Burford Capital Finance LLC
6.125% Bonds due August 12, 2025(2)	$122,786	$122,760	$129,275	$122,744	$129,641

Burford Capital PLC
5.000% Bonds due December 1, 2026(3)	$240,051	$239,553	$218,640	$237,588	$212,706

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$396,534	$395,913	$397,240	$399,012
6.875% Senior Notes due April 15, 2030	$360,000	$353,627	$352,961	$359,968	$360,220
9.250% Senior Notes due July 1, 2031	$675,000	$667,451	$666,823	$712,328	$717,748
Total debt	$1,797,837	$1,779,925	$1,763,612	$1,829,868	$1,819,327
1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. During the three months ended March 31, 2025, Burford Capital Finance LLC purchased in open market transactions approximately $6.6 million of the 2025 Bonds (as defined below). See “—Purchases of 2025 Bonds” for additional information with respect to the purchases of the 2025 Bonds.

3. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% Bonds due 2026.
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
6.125% Bonds due 2025	$26	$157
5.000% Bonds due 2026	498	618
6.250% Senior Notes due 2028	3,466	4,087
6.875% Senior Notes due 2030	4,739	5,234
9.250% Senior Notes due 2031	11,372	12,319
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(S in thousands)	2025	2024	2025	2024
Debt interest expense	$32,875	$33,290	$65,647	$64,730
Debt issuance costs incurred as finance costs	1,104	1,176	2,212	2,303
Total finance costs	33,979	34,466	67,859	67,033
Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the respective issuer that are fully and unconditionally guaranteed by the Company and certain of its wholly owned indirect subsidiaries. As of June 30, 2025, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
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

($ in thousands)	June 30, 2025	December 31, 2024
Company and its Restricted Subsidiaries
Total assets	$5,596,362	$5,335,289
Third-party indebtedness	1,779,925	1,763,612

Unrestricted Subsidiaries
Total assets	730,477	839,736
Third-party indebtedness	—	—

	Three months ended June 30,		Six months ended June 30,
(S in thousands)	2025	2024	2025	2024
Company and its Restricted Subsidiaries
Total revenues	$172,056	$135,629	$282,847	$168,769

Unrestricted Subsidiaries
Total revenues	19,230	24,024	27,298	35,179
Purchases of 2025 Bonds
During the three months ended March 31, 2025, Burford Capital Finance LLC, a wholly owned indirect subsidiary of the Company, purchased in open market transactions and cancelled approximately $6.6 million in aggregate principal amount of the 6.125% Bonds due 2025 (the “2025 Bonds”), which resulted in a loss on early extinguishment of debt of $0.03 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$807,141	$807,141
Portfolio	—	—	3,235,173	3,235,173
Portfolio with equity risk	—	—	76,951	76,951
Legal risk management	—	—	8,447	8,447
Non-derivative financial assets
Joint ventures and equity method investments	—	—	180,779	180,779
Single case with equity risk	6,155	—	—	6,155
Assets of consolidated investment companies
Core legal finance (BOF-C)	7,069	—	699,942	707,011
Core legal finance (EP Funds)	—	—	432,004	432,004
Lower risk legal finance (Advantage Fund)	—	—	91,022	91,022
Total capital provision assets	13,224	—	5,531,459	5,544,683

Due from settlement of capital provision assets	—	—	118,451	118,451
Marketable securities
Government securities	—	49,447	—	49,447
Corporate bonds	—	20,076	—	20,076
Asset-backed securities	—	1,359	—	1,359
Mutual funds	7,222	—	—	7,222
Certificates of deposit	6,183	—	—	6,183
Total assets	26,629	70,882	5,649,910	5,747,421

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	823,430	823,430
Total liabilities	—	—	823,430	823,430
Net total	26,629	70,882	4,826,480	4,923,991

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$1,052,519	$1,052,519
Portfolio	—	—	3,053,800	3,053,800
Portfolio with equity risk	—	—	65,041	65,041
Legal risk management	—	—	6,442	6,442
Non-derivative financial assets
Joint ventures and equity method investments	—	—	154,220	154,220
Single case with equity risk	8,711	—	—	8,711
Assets of consolidated investment companies
Core legal finance (BOF-C)	8,581	—	705,315	713,896
Lower risk legal finance (Advantage Fund)	—	—	189,288	189,288
Total capital provision assets	17,292	—	5,226,625	5,243,917

Due from settlement of capital provision assets	—	—	183,858	183,858
Marketable securities
Government securities	—	40,405	—	40,405
Corporate bonds	—	20,077	—	20,077
Asset-backed securities	—	1,971	—	1,971
Mutual funds	10,654	—	—	10,654
Certificates of deposit	5,913	—	—	5,913
Total assets	33,859	62,453	5,410,483	5,506,795

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	747,053	747,053
Total liabilities	—	—	747,053	747,053
Net total	33,859	62,453	4,663,430	4,759,742
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$756,442	$—	$—	$45,340	$(37,713)	$35,755	$7,317	$807,141
Portfolio	3,099,848	—	—	33,810	(13,359)	109,724	5,150	3,235,173
Portfolio with equity risk	74,222	—	—	91	—	2,638	—	76,951
Legal risk management	7,197	—	—	—	—	641	609	8,447
Joint ventures and equity method investments	157,435	—	—	—	(240)	19,176	4,408	180,779
Core legal finance (BOF-C)	679,101	—	—	20,635	(13,889)	14,119	(24)	699,942
Core legal finance (EP Funds)[1]	410,204	—	—	—	—	21,800	—	432,004
Lower risk legal finance (Advantage Fund)	108,050	—	—	428	(22,774)	5,318	—	91,022
Total capital provision assets	5,292,499	—	—	100,304	(87,975)	209,171	17,460	5,531,459
Due from settlement of capital provision assets	102,648	—	—	90,077	(76,758)	2,303	181	118,451
Total Level 3 assets	5,395,147	—	—	190,381	(164,733)	211,474	17,641	5,649,910

Financial liabilities relating to third-party interests in capital provision assets	780,330	—	—	(237)	—	43,257	80	823,430
Total Level 3 liabilities	780,330	—	—	(237)	—	43,257	80	823,430
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of June 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a ‘Single case’ capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to ‘Core legal finance (EP Funds)’. The ‘Core legal finance (EP Funds)’ end of period balance includes $82.6 million attributable to third-party interests, which are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2024
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$933,138	$—	$—	$92,392	$(32,574)	$45,036	$(305)	$1,037,687
Portfolio	2,896,129	—	—	36,571	(119,591)	82,316	319	2,895,744
Portfolio with equity risk	161,182	—	—	91	—	(6,190)	—	155,083
Legal risk management	5,822	—	—	—	—	310	(45)	6,087
Joint ventures and equity method investments	160,317	—	—	—	(703)	3,772	—	163,386
Core legal finance (BOF-C)	687,066	—	—	40,175	(26,523)	22,431	—	723,149
Lower risk legal finance (Advantage Fund)	236,034	—	—	8,112	(12,492)	6,907	—	238,561
Total capital provision assets	5,079,688	—	—	177,341	(191,883)	154,582	(31)	5,219,697
Due from settlement of capital provision assets	131,688	—	—	191,883	(125,344)	1,769	1	199,997
Total Level 3 assets	5,211,376	—	—	369,224	(317,227)	156,351	(30)	5,419,694

Financial liabilities relating to third-party interests in capital provision assets	709,426	—	—	488	—	6,264	—	716,178
Total Level 3 liabilities	709,426	—	—	488	—	6,264	—	716,178

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$107,400	$(135,349)	$58,995	$10,050	$807,141
Portfolio	3,053,800	—	—	61,779	(62,907)	175,487	7,014	3,235,173
Portfolio with equity risk	65,041	—	—	180	—	11,730	—	76,951
Legal risk management	6,442	—	—	—	—	1,118	887	8,447
Joint ventures and equity method investments	154,220	—	—	—	(825)	20,318	7,066	180,779
Core legal finance (BOF-C)	705,315	—	—	31,185	(67,481)	30,923	—	699,942
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	30,229	—	432,004
Lower risk legal finance (Advantage Fund)	189,288	—	—	935	(108,483)	9,282	—	91,022
Total capital provision assets	5,226,625	—	—	316,780	(375,045)	338,082	25,017	5,531,459
Due from settlement of capital provision assets	183,858	—	—	378,925	(447,812)	2,955	525	118,451
Total Level 3 assets	5,410,483	—	—	695,705	(822,857)	341,037	25,542	5,649,910

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,242	—	64,053	82	823,430
Total Level 3 liabilities	747,053	—	—	12,242	—	64,053	82	823,430
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of June 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a ‘Single case’ capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to ‘Core legal finance (EP Funds)’. The ‘Core legal finance (EP Funds)’ end of period balance includes $82.6 million attributable to third-party interests, which are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2024
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$934,131	$—	$—	$125,926	$(71,760)	$51,372	$(1,982)	$1,037,687
Portfolio	2,875,881	—	—	61,266	(138,516)	98,916	(1,803)	2,895,744
Portfolio with equity risk	142,659	—	—	181	—	12,243	—	155,083
Legal risk management	3,523	—	—	—	—	2,684	(120)	6,087
Joint ventures and equity method investments	178,628	—	—	—	(1,191)	(13,274)	(777)	163,386
Core legal finance (BOF-C)	705,092	—	—	56,646	(72,117)	33,528	—	723,149
Lower risk legal finance (Advantage Fund)	185,509	—	—	58,725	(21,270)	15,597	—	238,561
Total capital provision assets	5,025,423	—	—	302,744	(304,854)	201,066	(4,682)	5,219,697
Due from settlement of capital provision assets	265,540	—	—	304,854	(372,905)	2,571	(63)	199,997
Total Level 3 assets	5,290,963	—	—	607,598	(677,759)	203,637	(4,745)	5,419,694

Financial liabilities relating to third-party interests in capital provision assets	704,196	—	—	494	—	11,488	—	716,178
Total Level 3 liabilities	704,196	—	—	494	—	11,488	—	716,178
All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	June 30, 2025
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.5%	7.4%	6.5%
Duration(2) (years)				0.5	13.5	2.7
Adjusted risk premium				0.0%	100.0%	31.0%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$175,885	$126,030	$301,915	5.0%	50.0%	27.4%
Trial court judgment or tribunal award	86,577	101,388	187,965	25.0%	60.0%	53.1%
Appeal judgment	62,472	74,007	136,479	68.6%	80.0%	70.2%
Asset freeze	2,441	622	3,063	4.4%	4.4%	4.4%
Exhaustion of all appeals	78,706	69,645	148,351	100.0%	100.0%	100.0%
Settlement	447	1,811	2,258	40.0%	80.0%	78.5%
Portfolios with multiple factors	621,924	460,402	1,082,326	0.4%	100.0%	23.7%
Other	324	(167)	157	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	26,883	(24,094)	2,789	(40.0)%	(60.0)%	(52.9)%
Trial court judgment or tribunal award	39,875	(20,864)	19,011	(10.0)%	(60.0)%	(56.8)%
Appeal judgment	7,989	(7,989)	—	(100.0)%	(100.0)%	(100.0)%
Portfolios with multiple factors	48,838	(26,945)	21,893	(10.0)%	(60.0)%	(48.1)%
No case milestone:	973,678	24,197	997,875
YPF-related assets:	107,927	1,514,730	1,622,657
	2,233,966	2,292,773	4,526,739

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	79,861	11,161	91,022	11.7%	20.6%	15.3%
Duration(2) (years)				1.0	6.5	2.7

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	45,741	44,527	90,268	13.1%	13.1%	13.1%
Resolution timing (years)				0.3	3.3	0.9
Conversion ratio				1.0	1.0	1.0

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	118,023	428	118,451	6.4%	6.4%	6.4%
Collection risk				0.0%	0.0%	0.0%

Level 3 assets and liabilities, net	2,477,591	2,348,889	4,826,480
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
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Financial liabilities relating to third-party interests in capital provision assets

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by $482.6 million and $466.3 million as of June 30, 2025 and December 31, 2024, respectively.
In addition, as of June 30, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by the following amounts.

($ in thousands)	June 30, 2025	December 31, 2024
+100 bps interest rates	$(158,058)	$(153,241)
+50 bps interest rates	(80,101)	(77,644)
-50 bps interest rates	80,957	78,514
-100 bps interest rates	164,160	159,169
Furthermore, as of June 30, 2025 and December 31, 2024, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have decreased or increased, respectively, by the following amounts.

($ in thousands)	June 30, 2025	December 31, 2024
+12 months duration(1)	$(390,764)	$(396,845)
+6 months duration(1)	(198,866)	(200,908)
-6 months duration(1)	223,458	196,721
-12 months duration(1)	407,508	405,926
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Variable interest entities
Consolidated VIEs
Pursuant to US GAAP consolidation guidance, the Group consolidates certain VIEs for which it is considered the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. See note 2 (Summary of significant accounting policies) for additional information with respect to the Group’s consolidation.
Consolidated VIEs include entities relating to the Group’s private funds (e.g., BOF-C and the Advantage Fund), the EP Funds, investment vehicles for sale and resale of the participation interests (e.g., Colorado) and acquisition of interests in secured promissory notes (e.g., Mellor Investments LLC (formerly known as Forest Hills Investments LLC)).
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of June 30, 2025 and December 31, 2024, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
Total assets	$2,197,267	$1,833,592
Total liabilities	390,686	8,711
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Total revenues	$69,449	$32,222	$106,077	$54,498

Cash flows
Proceeds	37,393	40,377	177,648	173,655
(Funding)	(22,978)	(38,998)	(34,568)	(115,851)

Cash balance at period end	19,132	40,963	19,132	40,963
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
On-balance sheet exposure	$34,660	$26,603
Off-balance sheet exposure - undrawn commitments	4,781	4,788
Maximum exposure to loss	39,441	31,391
13. Shareholders' equity
Share repurchases
At the annual general meeting held on May 14, 2025, the Company’s shareholders approved a resolution for the purchase of up to 21,942,190 ordinary shares of the Company on the open market, which authority is set

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to expire the earlier of (i) the close of the Company’s next annual general meeting to be held in 2026 and (ii) August 13, 2026. As of June 30, 2025, there were 21,912,963 ordinary shares available for open market repurchases under this authorization.
Dividends
On February 28, 2025, the Company’s board of directors (the “Board of Directors”) declared a final dividend of 6.25¢ per ordinary share, and the Company’s shareholders approved the final dividend at the annual general meeting held on May 14, 2025. The final dividend was paid on June 13, 2025 to shareholders of record on May 23, 2025.
Equity compensation plan
At the annual general meeting held on May 14, 2025, the Company’s shareholders approved the OICP, which was unanimously approved and adopted by the Board of Directors on February 12, 2025. The OICP is intended to replace the Company’s existing equity compensation plan, the LTIP, and provides for the issuance of up to 16,500,000 ordinary shares plus any ordinary shares subject to outstanding awards under the LTIP that expire or become unexercisable, or are forfeited, cancelled or otherwise terminated.
14. Earnings per ordinary share
Basic earnings per ordinary share is computed by dividing net income/(loss) attributable to Burford Capital Limited shareholders by the weighted average number of ordinary shares issued and outstanding during the period. Diluted earnings per ordinary share was computed using the treasury stock method which reflects the assumed conversion of all dilutive securities, including, when applicable, share-based awards and awards under the NQDC Plan. There were 514,320 and 403,041 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for the three and six months ended June 30, 2025, respectively, and 335,771 and 550,496 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for the three and six months ended June 30, 2024, respectively, as their inclusion would have had an anti-dilutive effect.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share data)	2025	2024	2025	2024
Net income/(loss) attributable to Burford Capital Limited shareholders	$88,296	$53,746	$119,225	$23,809

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	$0.40	$0.25	$0.54	$0.11
Diluted	$0.39	$0.24	$0.53	$0.11

Weighted average ordinary shares outstanding:
Basic	218,669,697	219,163,767	218,983,036	219,048,865
Dilutive effect of share-based awards	5,313,381	4,180,034	5,064,601	4,385,029
Diluted	223,983,079	223,343,801	224,047,637	223,433,894
15. Financial commitments and contingent liabilities
Commitments to financing arrangements
As a normal part of its business, the Group routinely enters into financing agreements that may require continuing financing over time, whereas other financing agreements provide for immediate financing of the total commitment. The terms of the former type of financing agreements vary widely. For example, in cases of discretionary commitments, the Group is not contractually obligated to advance capital and generally would not suffer adverse financial consequences from not doing so and, therefore, has broad discretion as to

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
each incremental financing of a continuing capital provision asset, while in cases of definitive commitments, the Group is contractually obligated to advance incremental capital and failure to do so would typically result in adverse contractual consequences (such as a dilution in the Group’s returns or the loss of the Group’s deployed capital in a case).
The Group’s commitments are capped at a fixed amount in its financing agreements. In addition, as of June 30, 2025 and December 31, 2024, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated (assuming the GBP/USD exchange rate of $1.3717 and $1.2529 as of June 30, 2025 and December 31, 2024, respectively).

($ in thousands)	June 30, 2025	December 31, 2024
Definitive	$1,253,433	$962,808
Discretionary	819,777	1,032,433
Legal risk (definitive)	46,399	41,318
Total capital provision undrawn commitments	2,119,609	2,036,559
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
As of the date of this Form 10-Q, having considered the legal merits of any relevant proceedings, lawsuits or claims and having received relevant legal advice (including any legal advice from outside counsel), the Group considers there to be no material contingent liability in respect of any such proceedings, lawsuits or claims requiring disclosure in the Group’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate relief that may be sought and the inherent unpredictability of legal proceedings, lawsuits or claims, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Group’s business, financial condition, results of operations and/or liquidity in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
16. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s audited consolidated financial statements in the 2024 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.
The table below sets forth the fundings of, and proceeds from, joint ventures and equity method investments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Fundings of joint ventures and equity method investments	$700	$2,846	$1,373	$3,609
Proceeds from joint ventures and equity method investments	240	731	1,056	2,892
17. Credit risk from financial instruments
The Group is exposed to credit risk in various asset structures that are set forth in note 2 (Summary of significant accounting policies), most of which involve financing sums recoverable only from successful

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, the Group could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, the Group may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. The Group’s credit risk is uncertain given that its entitlement pursuant to its assets is generally not established until a successful resolution of claims, and its potential credit risk is mitigated by the parties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. The Group is also exposed to credit risk relating to cash and cash equivalents and marketable securities. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure for cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is as presented in the unaudited condensed consolidated statements of financial condition.
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $29.9 million and $17.1 million as of June 30, 2025 and December 31, 2024, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three and six months ended June 30, 2025 and 2024.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
On July 11, 2025, Burford Capital Global Finance LLC, a wholly owned indirect subsidiary of the Company, issued $500.0 million aggregate principal amount of 7.500% Senior Notes due 2033.

Item 2. Management's discussion and analysis of financial condition and results of operations
The following discussion and analysis of the financial condition and results of operations is intended to convey management’s perspective regarding the Group’s operational and financial performance for the three and six months ended June 30, 2025 and 2024, respectively. It should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes included in the 2024 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in the 2024 Form 10-K.
Company overview
We are the world’s largest dedicated provider of capital, based on portfolio size, against the underlying value of litigation and legal assets, which we colloquially call legal finance. We are a global firm that serves the industry of law by providing an array of financial products and services. Our largest business is providing capital to clients engaged in ongoing legal disputes, which they can use to pay the legal fees and expenses associated with disputes, to monetize the expected future value of disputes or to do both. Our focus is on large, complex disputes, not on small-scale litigation typically pursued by consumers or small businesses.
Economic and market conditions
Our portfolio returns are driven by judicial activity, and we believe these returns are generally uncorrelated to market conditions or the performance of the overall economy. The most direct impact of economic and market conditions on our business relates to our cost of debt and ease of access to corporate debt capital markets, as well as movements in market rates that cause adjustments to the discount rates applied in the fair value of our assets and impact our quarterly revenue recognition in accordance with US GAAP. We believe that we maintain access to corporate debt capital markets, supported by credit rating upgrades from Moody’s in the second quarter of 2025 and from S&P in the third quarter of 2024 and as demonstrated by a successful debt offering in July 2025. Overall, we believe our business model is particularly resilient to economic and market cycles due to the nature of the assets that drive our revenues and cash flow.
More broadly, economic conditions can have an impact on the amount and type of litigation that we may consider financing. For example, increased rates of corporate insolvencies can lead to opportunities to finance litigation relating to or arising out of insolvencies and bankruptcies; higher interest rates or other forms of economic stress can cause businesses to act illegally (such as to conspire to fix prices) leading to financeable claims; and pressure from shareholders and markets can lead to the commission of securities fraud and other similar acts, again leading to financeable claims.
During the three and six months ended June 30, 2025, the rising potential for global trade disruption through the implementation of tariffs drove significant volatility in global financial markets. We do not believe that a broad elevation in global tariff rates would have a significant impact on the performance of our legal finance portfolio or our financial results. While the economic impact of trade tariffs is uncertain at this point, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, though it is usual for this to occur with a lag.
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
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, court activity has continued to work through the backlog caused by the Covid-19 pandemic and, during the three and six months ended June 30, 2025, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics. We are often protected on duration risk, however, as many of our assets have time-based terms that increase our absolute returns as time passes, we consider delays to be deferral of income rather than its permanent diminution. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.

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
To the extent that the claimant in a matter we are financing becomes insolvent, insolvency proceedings typically provide for the continued prosecution of claims given that the claim is a valuable contingent asset, the recovery of which is in the best interests of the claimant’s stakeholders, and we are often a secured creditor with respect to the litigation we are financing. Nevertheless, a claimant’s insolvency may delay the underlying litigation while the insolvency process unfolds. Judgment creditors are typically unsecured creditors, and should the defendant in a matter we are financing become insolvent, the risk to our recovery is dependent on the financial condition of the judgment debtor and the availability of assets for unsecured creditors.
Other items
There were no material developments with respect to, or changes from, our disclosure in the 2024 Form 10-K relating to the international sanctions on Russian businesses and individuals and the conflict in Israel and Gaza.
Basis of presentation of financial information
We report our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and comparative periods contained in this Form 10-Q in accordance with US GAAP. Our unaudited condensed consolidated financial statements are presented in US dollars.
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
Additionally, we believe it is useful to provide a view of Burford as a stand-alone business (i.e., eliminating the impact of these private funds) by furnishing information on a non-GAAP basis that eliminates the effect of this consolidation. We refer to this basis of presentation as “Burford-only”. Our segment reporting, which conveys the performance of our business across two reportable segments – (i) Principal Finance and (ii) Asset

Management and Other Services – is presented on a Burford-only basis. We refer to our segment reporting in the aggregate as “Total segments”. We have introduced more prominent segment reporting in our disclosures in the 2024 Form 10-K, as we transitioned to reporting as a US domestic issuer. Disclosures labeled as “Total segments (Burford-only)” in this Form 10-Q are synonymous with similar disclosures labeled as “Burford-only” in prior reporting periods.
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
This Form 10-Q presents certain unaudited key performance indicators (“KPIs”). The KPIs are presented because (i) we use them to monitor our financial condition and results of operations and/or (ii) we believe they are useful to investors, securities analysts and other interested parties. The KPIs, as defined by us, may not be comparable to similarly titled measures as presented by other companies due to differences in the way the KPIs are calculated. Even though the KPIs are used to assess our financial condition and results of operations, and these types of measures are commonly used by investors, they have important limitations as analytical tools and should not be considered in isolation from, as substitutes for, or superior to, our unaudited condensed consolidated financial condition or results of operations prepared in accordance with US GAAP. Consistent with how management assesses our business, we also present certain of these KPIs on both a segment and a group-wide bases.
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
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 and our unaudited condensed consolidated financial condition as of June 30, 2025 and December 31, 2024, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2025 refer to the three or six months ended June 30, 2025 and any references to 2024 refer to the three or six months ended June 30, 2024.
Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Total revenues	$191,286	$159,653	$31,633	20%	$310,145	$203,948	$106,197	52%
Total operating expenses	49,065	38,151	10,914	29%	90,166	68,289	21,877	32%
Operating income/(loss)	142,221	121,502	20,719	17%	219,979	135,659	84,320	62%

Total other expenses	32,474	34,533	(2,059)	(6)%	65,754	67,592	(1,838)	(3)%
Income/(loss) before income taxes	109,747	86,969	22,778	26%	154,225	68,067	86,158	127%

Provision for/(benefit from) income taxes	4,594	11,697	(7,103)	(61)%	12,162	10,293	1,869	18%
Net income/(loss)	105,153	75,272	29,881	40%	142,063	57,774	84,289	146%

Net income/(loss) attributable to non-controlling interests	16,857	21,526	(4,669)	(22)%	22,838	33,965	(11,127)	(33)%
Net income/(loss) attributable to Burford Capital Limited shareholders	88,296	53,746	34,550	64%	119,225	23,809	95,416	401%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues increased 20% for the three months ended June 30, 2025, primarily due to an increase in capital provision income, arising from higher fair value adjustments. The increase in total revenues was partially offset by an increase in operating expenses primarily due to increases in share-based and deferred compensation and case-related expenditures ineligible for inclusion in asset cost. The net result was $88.3 million in net income attributable to Burford Capital Limited shareholders for the three months ended June 30, 2025, as compared to net income of $53.7 million for the three months ended June 30, 2024.
Total revenues increased 52% for the six months ended June 30, 2025, primarily due to an increase in capital provision income, arising from higher fair value adjustments. The increase in total revenues was partially offset by an increase in operating expenses primarily due to increases in case-related expenditures ineligible for inclusion in asset cost, in share-based and deferred compensation and in compensation-related accruals. The net result was $119.2 million in net income attributable to Burford Capital Limited shareholders for the six months ended June 30, 2025, as compared to net income of $23.8 million for the six months ended June 30, 2024.
Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Capital provision income/(loss)	$224,164	$157,745	$66,419	42%	$355,680	$198,506	$157,174	79%
Plus/(Less): Third-party interests in capital provision assets	(43,257)	(6,264)	(36,993)	591%	(64,053)	(11,488)	(52,565)	458%
Asset management income/(loss)	1,349	1,644	(295)	(18)%	2,887	3,507	(620)	(18)%
Marketable securities income/(loss) and interest	8,597	6,278	2,319	37%	15,384	12,889	2,495	19%
Other income/(loss)	433	250	183	73%	247	534	(287)	(54)%
Total revenues	191,286	159,653	31,633	20%	310,145	203,948	106,197	52%
Capital provision income/(loss)
Three months ended June 30, 2025 as compared to three months ended June 30, 2024
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended June 30,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$40,296	$117,471	$(77,175)	(66)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	170,890	39,070	131,820	337%
Foreign exchange gains/(losses)	10,966	(565)	11,531	NM
Other	2,012	1,769	243	14%
Total capital provision income/(loss)	224,164	157,745	66,419	42%
For the three months ended June 30, 2025, net realized gains were $40.3 million, comprising $53.1 million of gross realized gains, offset by gross realized losses of $12.8 million. For the three months ended June 30, 2024, net realized gains were $117.5 million, comprising $128.8 million of gross realized gains, offset by gross realized losses of $11.3 million. While there was more case activity in 2025 as compared to 2024, we did not have a single large realized gain in 2025 of the size we experienced in 2024 which thus impacted our total realized gains. Overall, net realized gains resulted from $90.1 million in realizations for the three months ended June 30, 2025, as compared to $191.9 million in realizations for the three months ended June 30, 2024.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and its transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $170.9 million for the three months ended June 30, 2025 as compared to the unrealized gain of $39.1 million for the three months ended June 30, 2024, with the passage of time and the Turnover Order (as defined below) having the largest impacts.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from March 31, 2025, applying those same rates to the portfolio at June 30, 2025 fair value would have been approximately $34.3 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.5% as of June 30, 2025, from 6.7% as of March 31, 2025, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was slightly up at 31.0% as of June 30, 2025, from 30.9% as of March 31, 2025. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Six months ended June 30, 2025 as compared to six months ended June 30, 2024
The table below sets forth the components of our capital provision income for the periods indicated.

	Six months ended June 30,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$107,915	$175,333	$(67,418)	(38)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	228,839	25,369	203,470	NM
Foreign exchange gains/(losses)	16,376	(4,767)	21,143	NM
Other	2,550	2,571	(21)	(1)%
Total capital provision income/(loss)	355,680	198,506	157,174	79%
For the six months ended June 30, 2025, net realized gains were $107.9 million, comprising $136.9 million of gross realized gains, offset by gross realized losses of $29.0 million. For the six months ended June 30, 2024, net realized gains were $175.3 million, comprising $202.1 million of gross realized gains, offset by gross realized losses of $26.8 million. While there was more case activity in 2025 as compared to 2024, we did not have a single large realized gain in 2025 of the size we experienced in 2024 which thus impacted our total realized gains. Overall, net realized gains resulted from $378.9 million in realizations for the six months ended June 30, 2025, as compared to $304.9 million in realizations for the six months ended June 30, 2024.

Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and its transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $228.8 million for the six months ended June 30, 2025 as compared to the unrealized gain of $25.4 million for the six months ended June 30, 2024, with the passage of time and the Turnover Order (as defined below) having the largest impacts.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2024, applying those same rates to the portfolio at June 30, 2025 fair value would have been approximately $67.1 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.5% as of June 30, 2025, from 6.9% as of December 31, 2024, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was down at 31.0% as of June 30, 2025, from 31.4% as of December 31, 2024. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets reduced capital provision income by $43.3 million and $64.1 million for the three and six months ended June 30, 2025, respectively, due to increases in the fair value of the YPF-related assets which were higher in 2025 given the progression closer to our expected conclusion date and a decrease in discount rates. The period-over-period change was also impacted by the Turnover Order.
Asset management income/(loss)
Asset management income was relatively flat at $1.3 million and $2.9 million for the three and six months ended June 30, 2025, respectively, as compared to $1.6 million and $3.5 million for the three and six months ended June 30, 2024, respectively. The timing of the recognition of performance fees is variable as they are recognized when a reliable estimate of the performance fees can be made, and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The maturity and the terms of the applicable distribution waterfall for each of our private funds impacts this timing. As BOF-C and the Advantage Fund are consolidated entities, asset management income from these private funds is eliminated on a consolidated basis and is not reflected here. See “—Asset Management and Other Services segment” for a discussion of our asset management income, reflecting the impact of the income from BOF-C and the Advantage Fund.
Marketable securities income/(loss) and interest
Marketable securities income and interest increased 37% and 19% for the three and six months ended June 30, 2025, respectively, mainly driven by the performance of our non-USD holdings which benefited from the strengthening of the pound sterling against the US dollar.
Other income/(loss)
Other income/(loss) was relatively flat at $0.4 million and $0.2 million for the three and six months ended June 30, 2025, respectively, as compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Salaries and benefits	$11,749	$10,909	$840	8%	$24,144	$22,566	$1,578	7%
Annual incentive compensation	5,074	4,875	199	4%	9,319	9,711	(392)	(4)%
Share-based and deferred compensation	7,265	197	7,068	NM	10,064	4,067	5,997	147%
Long-term incentive compensation including accruals	12,865	13,016	(151)	(1)%	19,740	14,654	5,086	35%
Total compensation and benefits	36,953	28,997	7,956	27%	63,267	50,998	12,269	24%
General, administrative and other	7,792	7,742	50	1%	18,002	15,192	2,810	18%
Case-related expenditures ineligible for inclusion in asset cost	4,320	1,412	2,908	206%	8,897	2,099	6,798	324%
Total operating expenses	49,065	38,151	10,914	29%	90,166	68,289	21,877	32%
Total operating expenses increased 29% for the three months ended June 30, 2025, driven primarily by higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds.
Total operating expenses increased 32% for the six months ended June 30, 2025, driven primarily by higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds, higher share-based and deferred compensation costs and higher fair value driven compensation-related accruals.
The increase in share-based and deferred compensation costs for the three and six months ended June 30, 2025, is primarily attributable to an increase in deferred compensation expense due to the increase in the price of Burford shares in 2025 as compared to a decrease in 2024, as well as additional deferred compensation in 2025.
The increase in long-term incentive compensation including accruals for the six months ended June 30, 2025 is correlated to the fair value of the capital provision asset portfolio, which primarily related to higher capital provision income in 2025 as compared to 2024.
Case-related expenditures ineligible for inclusion in asset cost significantly increased for the three and six months ended June 30, 2025, reflecting an increase in the level of expenses and instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases. Examples of the incurrence of such expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $2.9 million and $0.7 million of the total case-related expenditures ineligible for inclusion in asset cost for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
Case-related expenditures ineligible for inclusion in asset cost also include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $1.4 million and $0.7 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.
Other expenses
The table below sets forth the components our total other expenses for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Finance costs	33,979	34,466	$(487)	(1)%	67,859	67,033	826	1%
Foreign currency transactions (gains)/losses	(1,505)	67	(1,572)	NM	(2,105)	559	(2,664)	NM
Total other expenses	32,474	34,533	(2,059)	(6)%	65,754	67,592	(1,838)	(3)%
Finance costs
Finance costs were relatively flat at $34.0 million and $67.9 million for the three and six months ended June 30, 2025, respectively, as compared to $34.5 million and $67.0 million for the three and six months ended June 30, 2024, respectively.
Foreign currency transactions (gains)/losses
Foreign currency transactions (gains)/losses were gains of $1.5 million and $2.1 million for the three and six months ended June 30, 2025, respectively. The period-over-period change was primarily driven by the strengthening of both the pound sterling and euro against the US dollar.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Provision for/(benefit from) income taxes:	$4,594	$11,697	$(7,103)	(61)%	$12,162	$10,293	$1,869	18%
Provision for income taxes decreased 61% for the three months ended June 30, 2025, primarily due to higher net income realized in lower taxable jurisdictions in 2025 as compared to 2024. Cash taxes paid were $20.8 million and $7.0 million for the three months ended June 30, 2025 and 2024, respectively.
Provision for income taxes increased 18% for the six months ended June 30, 2025, primarily due to higher net income earned in jurisdictions with higher statutory tax rates in 2025 as compared to 2024. Cash taxes paid were $21.2 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Net income/(loss) attributable to non-controlling interests:	$16,857	$21,526	$(4,669)	(22)%	$22,838	$33,965	$(11,127)	(33)%
We consolidate certain entities that have other shareholders and/or investors, including the Advantage Fund and BOF-C. The Advantage Fund does not have a traditional management and performance fee structure, but instead we retain any excess returns after the first 10% of annual simple returns are remitted to the Advantage Fund’s investors. With respect to BOF-C, under the co-investing arrangement with the sovereign wealth fund, we (in our capacity as the appointed investment adviser) receive reimbursement of expenses from BOF-C up to a certain level before we or the sovereign wealth fund, as applicable, receive a return of capital. After the repayment of capital, we then receive a portion of the return generated from the assets held by BOF-C. We include 100% of the Advantage Fund’s and BOF-C’s income and expenses in the applicable line items in our unaudited condensed consolidated statements of operations (for example, 100% of the income on the Advantage Fund’s and BOF-C’s capital provision assets is included in capital provision income in our unaudited condensed consolidated statements of operations), and the net amount of those income and expense line items that relate to third-party interests is included in net income attributable to non-

controlling interests. In turn, this net amount is deducted from net income to arrive at net income attributable to Burford Capital Limited shareholders in our unaudited condensed consolidated statements of operations. Net income attributable to non-controlling interests does not include Colorado and the EP Funds. See note 2 (Summary of significant accounting policies—Consolidation) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our consolidation policies.
Net income attributable to non-controlling interests decreased 22% for the three months ended June 30, 2025, reflecting non-controlling interests’ share of income on capital provision assets, the majority of which relates to the decrease in the revenue from the Advantage Fund, primarily due to less revenue generated from the outstanding assets in the fund.
Net income attributable to non-controlling interests decreased 33% for the six months ended June 30, 2025, reflecting non-controlling interests’ share of income on capital provision assets, the majority of which relates to the decrease in the revenue from the Advantage Fund, primarily due to less revenue generated from the outstanding assets in the fund.
Unaudited condensed consolidated statements of financial condition as of June 30, 2025 as compared to December 31, 2024
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents	$372,248	$469,930	$(97,682)	(21)%
Marketable securities	84,287	79,020	5,267	7%
Other assets	70,787	61,006	9,781	16%
Due from settlement of capital provision assets	118,451	183,858	(65,407)	(36)%
Capital provision assets	5,544,683	5,243,917	300,766	6%
Cash and cash equivalents and marketable securities
Cash and cash equivalents decreased 21% and marketable securities increased 7% both as of June 30, 2025. The net decrease in cash and cash equivalents and marketable securities primarily reflects the funding of capital provision assets and the usage of cash in the normal course of business (such as payment of expenses and interest), partially offset by the proceeds received from capital provision assets.
Other assets
Other assets increased 16% as of June 30, 2025, primarily due to higher receivables.
Due from settlement of capital provision assets
Due from settlement of capital provision assets decreased 36% as of June 30, 2025, primarily due to cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.9 million of due from settlement receivables as of December 31, 2024, 63% was collected in cash during 2025.
Capital provision assets
Capital provision assets increased 6% as of June 30, 2025, primarily reflecting fair value gains earned in 2025, and continued deployments into capital provision assets, partially offset by the impact of realizations.
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

	June 30, 2025			December 31, 2024
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$5,544,683	$(1,733,413)	$3,811,270	$5,243,917	$(1,672,693)	$3,571,224
Deployed costs	2,404,992	(656,741)	1,748,251	2,341,377	(668,784)	1,672,593
Deployed costs on YPF-related assets	184,943	(77,016)	107,927	76,405	(6,829)	69,576
Deployed costs on non-YPF-related assets	2,220,049	(579,725)	1,640,324	2,264,972	(661,955)	1,603,017
Unrealized gains	3,139,691	(1,076,672)	2,063,019	2,902,540	(1,003,909)	1,898,631
Unrealized gains on YPF-related assets	2,299,033	(784,303)	1,514,730	2,118,112	(722,213)	1,395,899
Unrealized gains on non-YPF-related assets	840,658	(292,369)	548,289	784,428	(281,696)	502,732
On a consolidated basis, the aggregate fair value of our capital provision assets was $5.5 billion, the aggregate deployed cost was $2.4 billion and the aggregate unrealized gains were $3.1 billion each as of June 30, 2025. The increase of $63.6 million in deployed cost is a result of the return of capital from realizations, offset by deployments during 2025. See “—Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024—Revenues” above for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $3.8 billion, the aggregate deployed cost was $1.7 billion and the aggregate unrealized gains were $2.1 billion each as of December 31, 2024. The increase of $75.7 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets—our financing of the Petersen and Eton Park claims (as described below)—is based on the same methodology that we use to value all our other capital provision assets. In June 2019, we sold a portion of the Petersen claim, constituting $100.0 million of a $148.0 million placement, to a number of institutional investors. Other third-party holders sold the remaining portion. Given the size of this sale and the participation of a meaningful number of third-party institutional investors, we concluded that this market evidence should be factored into our valuation process of the YPF-related assets. As a result, we have utilized the implicit valuation of the Petersen claim to calibrate our model to determine the fair value of the YPF-related assets in subsequent periods through June 30, 2025. Episodic subsequent trading of portions of the Petersen claim have not been factored into our valuation process of the YPF-related assets.
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
During the three months ended March 31, 2025, further restructuring of the Eton Park liquidation led to a modest increase in our share of proceeds. That restructuring resulted in the consolidation of the EP Funds, which led to an increase of $116.6 million in our capital provision assets, offset by $70.0 million of contingent fees in our other liabilities and $12.2 million in financial liabilities relating to third-party interests in capital provision assets, and an expense of $2.8 million in case-related expenditures ineligible for inclusion in asset cost, in each case, on a consolidated basis as of March 31, 2025 and for the three months ended March 31, 2025. On a total segments (Burford-only) basis, deployed cost increased $38.0 million associated with this restructuring of the Eton Park liquidation, which included $2.8 million of case-related expenditures ineligible for inclusion in asset cost, for the three months ended March 31, 2025.
On June 30, 2025, the Court granted Petersen and Eton Park’s motion (the “Turnover Order”) seeking an order that the Republic of Argentina turn over its 51% of YPF S.A.’s Class D shares to Petersen and Eton Park, in partial satisfaction of the $16.1 billion judgment. The Republic of Argentina has appealed this ruling to the US Court of Appeals for the Second Circuit and moved to stay the ruling pending appeal.
On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $2.5 billion as of June 30, 2025. Our cost basis and unrealized gains increased $108.5 million and $180.9 million to $184.9 million and $2.3 billion, respectively, during 2025. The increase in the cost basis was due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date and the impact of the Turnover Order.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $1.6 billion as of June 30, 2025. Our cost basis and our unrealized gains increased $38.4 million and $118.8 million to $107.9 million and $1.5 billion, respectively, during 2025, due to further deployed costs and the impact of the Turnover Order. The increase in the cost basis was due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date and the impact of the Turnover Order.
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
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Definitive	$1,253,433	$962,808	$290,625	30%
Discretionary	819,777	1,032,433	(212,656)	(21)%
Legal risk (definitive)	46,399	41,318	5,081	12%
Total capital provision undrawn commitments	2,119,609	2,036,559	83,050	4%
As of June 30, 2025, approximately 61% of our legal finance undrawn commitments related to definitive commitments and 39% related to discretionary, as compared to 49% and 51%, respectively as of December 31, 2024. The period-over-period increase in undrawn commitments is due to new definitive commitments added during the six months ended June 30, 2025, partially offset by the cancellation of unfunded discretionary commitments related to a single asset in the same period.
Segments

We have two reportable segments through which we provide legal finance products and services to our clients: (i) Principal Finance and (ii) Asset Management and Other Services.
Our Principal Finance segment funds capital to legal finance assets from our balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by us. These capital provision assets and private fund interests generate our capital provision income, which is the most significant driver of our total revenues.
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and we provide other services to the legal industry for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of June 30, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.
Unaudited condensed statements of operations for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended June 30, 2025
Total revenues	$163,952	$7,545	$171,497	$19,789	$191,286
Total operating expenses	37,875	8,237	46,112	2,953	49,065
Total other expenses	32,495	—	32,495	(21)	32,474
Income/(loss) before income taxes	93,582	(692)	92,890	16,857	109,747

Three months ended June 30, 2024
Total revenues	125,540	11,737	137,277	22,376	159,653
Total operating expenses	30,673	6,629	37,302	849	38,151
Total other expenses	34,532	—	34,532	1	34,533
Income/(loss) before income taxes	60,335	5,108	65,443	21,526	86,969

Change
Total revenues	38,412	(4,192)	34,220	(2,587)	31,633
Total operating expenses	7,202	1,608	8,810	2,104	10,914
Total other expenses	(2,037)	—	(2,037)	(22)	(2,059)
Income/(loss) before income taxes	33,247	(5,800)	27,447	(4,669)	22,778
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The increase in capital provision income, arising from higher fair value adjustments mainly due to the passage of time and the impact of the Turnover Order, was the main driver of the increase in income before income taxes for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 on both consolidated and total segments (Burford-only) bases.
An increase in operating expenses, for both consolidated and total segments (Burford-only), partially offset the increase in income before income taxes. The main drivers of the increase in operating expenses on a consolidated basis were an increase in share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost, while on a total segments (Burford-only) basis was an increase in share-based and deferred compensation costs. The net result was $109.7 million and $92.9 million in income before income taxes for the three months ended June 30, 2025, on a consolidated and total segments (Burford-only) bases, respectively.

The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Six months ended June 30, 2025
Total revenues	$261,602	$21,196	$282,798	$27,347	$310,145
Total operating expenses	70,338	15,297	85,635	4,531	90,166
Total other expenses	65,776	—	65,776	(22)	65,754
Income/(loss) before income taxes	125,488	5,899	131,387	22,838	154,225

Six months ended June 30, 2024
Total revenues	149,961	18,694	168,655	35,293	203,948
Total operating expenses	55,334	11,632	66,966	1,323	68,289
Total other expenses	67,587	—	67,587	5	67,592
Income/(loss) before income taxes	27,040	7,062	34,102	33,965	68,067

Change
Total revenues	111,641	2,502	114,143	(7,946)	106,197
Total operating expenses	15,004	3,665	18,669	3,208	21,877
Total other expenses	(1,811)	—	(1,811)	(27)	(1,838)
Income/(loss) before income taxes	98,448	(1,163)	97,285	(11,127)	86,158
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The increase in capital provision income, arising from higher fair value adjustments mainly due to the passage of time and the impact of the Turnover Order, was the main driver of the increase in income before income taxes for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 on both consolidated and total segments (Burford-only) bases.
An increase in operating expenses, for both consolidated and total segments (Burford-only), partially offset the increase in income before income taxes. In each case, the increase in operating expenses were primarily due to higher case-related expenditures ineligible for inclusion in asset cost, higher share-based and deferred compensation costs and higher fair value driven compensation-related accruals with case-related expenditures ineligible for inclusion in asset cost having the least impact on a total segments (Burford-only) basis. The net result was $154.2 million and $131.4 million in income before income taxes for the six months ended June 30, 2025, on a consolidated and total segments (Burford-only) bases, respectively.
For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

The table below sets forth the components of our operating expenses by consolidated and total segments (Burford-only) for the periods indicated.

		Reconciliation
($ in thousands)	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended June 30, 2025
Compensation and benefits
Salaries and benefits	$11,749	$—	$11,749
Annual incentive compensation	5,074	—	5,074
Share-based and deferred compensation	7,265	—	7,265
Long-term incentive compensation including accruals	12,865	—	12,865
General, administrative and other	7,666	126	7,792
Case-related expenditures ineligible for inclusion in asset cost	1,493	2,827	4,320
Total operating expenses	46,112	2,953	49,065

Three months ended June 30, 2024
Compensation and benefits
Salaries and benefits	10,909	—	10,909
Annual incentive compensation	4,875	—	4,875
Share-based and deferred compensation	197	—	197
Long-term incentive compensation including accruals	13,016	—	13,016
General, administrative and other	7,630	112	7,742
Case-related expenditures ineligible for inclusion in asset cost	675	737	1,412
Total operating expenses	37,302	849	38,151

Change
Compensation and benefits
Salaries and benefits	840	—	840
Annual incentive compensation	199	—	199
Share-based and deferred compensation	7,068	—	7,068
Long-term incentive compensation including accruals	(151)	—	(151)
General, administrative and other	36	14	50
Case-related expenditures ineligible for inclusion in asset cost	818	2,090	2,908
Total operating expenses	8,810	2,104	10,914
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total operating expenses, for the three months ended June 30, 2025, increased $10.9 million for consolidated basis and $8.8 million for total segments (Burford-only) basis. In each case, the increase in total operating expenses was driven primarily by an increase in share-based and deferred compensation costs primarily attributable to an increase in deferred compensation expense, due to the movement in the price of Burford shares in 2025 as compared to 2024, as well as additional deferred compensation in 2025. On a consolidated basis, higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds also contributed to the increase in operating expenses.

The table below sets forth the components of our operating expenses by consolidated and total segments (Burford-only) for the periods indicated.

		Reconciliation
($ in thousands)	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Six months ended June 30, 2025
Compensation and benefits
Salaries and benefits	$24,144	$—	$24,144
Annual incentive compensation	9,319	—	9,319
Share-based and deferred compensation	10,064	—	10,064
Long-term incentive compensation including accruals	19,740	—	19,740
General, administrative and other	17,786	216	18,002
Case-related expenditures ineligible for inclusion in asset cost	4,582	4,315	8,897
Total operating expenses	85,635	4,531	90,166

Six months ended June 30, 2024
Compensation and benefits
Salaries and benefits	22,566	—	22,566
Annual incentive compensation	9,711	—	9,711
Share-based and deferred compensation	4,067	—	4,067
Long-term incentive compensation including accruals	14,654	—	14,654
General, administrative and other	14,747	445	15,192
Case-related expenditures ineligible for inclusion in asset cost	1,221	878	2,099
Total operating expenses	66,966	1,323	68,289

Change
Compensation and benefits
Salaries and benefits	1,578	—	1,578
Annual incentive compensation	(392)	—	(392)
Share-based and deferred compensation	5,997	—	5,997
Long-term incentive compensation including accruals	5,086	—	5,086
General, administrative and other	3,039	(229)	2,810
Case-related expenditures ineligible for inclusion in asset cost	3,361	3,437	6,798
Total operating expenses	18,669	3,208	21,877
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total operating expenses, for the six months ended June 30, 2025, increased $21.9 million for consolidated basis and $18.7 million for total segments (Burford-only) basis. In each case, the increase in total operating expenses was driven primarily by higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds and higher share-based and deferred compensation costs primarily attributable to an increase in deferred compensation expense, due to the movement in the price of Burford shares in 2025 as compared to 2024, as well as additional deferred compensation in 2025. Total operating expenses on a consolidated basis also increased due to higher long-term incentive compensation accruals, driven mainly by an increase in capital provision income. On a total segments (Burford-only) basis, case-related expenditures ineligible for inclusion in asset cost had the least impact.

Unaudited condensed statements of financial condition as of June 30, 2025, as compared to December 31, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
June 30, 2025
Cash and cash equivalents and marketable securities	$431,330	$8,220	$439,550	$16,985	$456,535
Other assets	$24,230	$174,156	$198,386	$(127,599)	$70,787
Due from settlement of capital provision assets	$118,451	$—	$118,451	$—	$118,451
Capital provision assets	$3,811,270	$—	$3,811,270	$1,733,413	$5,544,683
Total assets	$4,495,618	$208,422	$4,704,040	$1,622,799	$6,326,839

December 31, 2024
Cash and cash equivalents and marketable securities	$508,031	$12,650	$520,681	$28,269	$548,950
Other assets	$23,711	$151,770	$175,481	$(114,475)	$61,006
Due from settlement of capital provision assets	$183,651	$—	$183,651	$207	$183,858
Capital provision assets	$3,571,224	$—	$3,571,224	$1,672,693	$5,243,917
Total assets	$4,397,954	$190,377	$4,588,331	$1,586,694	$6,175,025

Change
Cash and cash equivalents and marketable securities	$(76,701)	$(4,430)	$(81,131)	$(11,284)	$(92,415)
Other assets	$519	$22,386	$22,905	$(13,124)	$9,781
Due from settlement of capital provision assets	$(65,200)	$—	$(65,200)	$(207)	$(65,407)
Capital provision assets	$240,046	$—	$240,046	$60,720	$300,766
Total assets	$97,664	$18,045	$115,709	$36,105	$151,814
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total assets, as of June 30, 2025, increased $151.8 million for consolidated and increased $115.7 million for total segments (Burford-only). In each case, the increase in total assets is mainly attributable to increase in capital provision assets, partially offset by decreases in cash and cash equivalents and marketable securities and decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of June 30, 2025 as compared to December 31, 2024” above for additional information on the components of our unaudited condensed consolidated statements of financial condition. For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets financed by third-party capital through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$3,811,270	$3,571,224	$240,046	7%
Undrawn commitments	1,754,030	1,632,856	121,174	7%
Total portfolio value - Principal Finance segment	5,565,300	5,204,080	361,220	7%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,284,431	1,353,893	(69,462)	(5)%
Undrawn commitments	456,872	491,186	(34,314)	(7)%
Total	1,741,303	1,845,079	(103,776)	(6)%

Post-settlement
Fair value	185,317	272,424	(87,107)	(32)%
Undrawn commitments	28,498	67,961	(39,463)	(58)%
Total	213,815	340,385	(126,570)	(37)%

Total portfolio value - Asset Management and Other Services segment	1,955,118	2,185,464	(230,346)	(11)%

Capital provision assets - group-wide portfolio
Fair value	5,281,018	5,197,541	83,477	2%
Undrawn commitments	2,239,400	2,192,003	47,397	2%
Total group-wide portfolio	7,520,418	7,389,544	130,874	2%
Group-wide portfolio increased 2% as of June 30, 2025. For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.
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

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Principal Finance segment (Burford-only)	$297,765	$260,131	$37,634	14%	$400,574	$342,590	$57,984	17%
Asset Management and Other Services segment (funded by third-parties)	12,814	80,417	(67,603)	(84)%	36,702	112,261	(75,559)	(67)%
Group-wide new commitments	310,579	340,548	(29,969)	(9)%	437,276	454,851	(17,575)	(4)%

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
Unaudited condensed statements of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Capital provision income/(loss)	$155,410	$119,360	$36,050	30%	$246,360	$137,263	$109,097	79%
Marketable securities income/(loss) and interest	8,542	6,180	2,362	38%	15,242	12,698	2,544	20%
Total revenues	163,952	125,540	38,412	31%	261,602	149,961	111,641	74%

Compensation and benefits	30,085	23,922	6,163	26%	51,147	42,024	9,123	22%
General, administrative and other	6,297	6,076	221	4%	14,609	12,089	2,520	21%
Case-related expenditures ineligible for inclusion in asset cost	1,493	675	818	121%	4,582	1,221	3,361	275%
Total operating expenses	37,875	30,673	7,202	23%	70,338	55,334	15,004	27%

Finance costs	33,979	34,466	(487)	(1)%	67,859	67,033	826	1%
Foreign currency transactions (gains)/losses	(1,484)	66	(1,550)	NM	(2,083)	554	(2,637)	NM
Total other expenses	32,495	34,532	(2,037)	(6)%	65,776	67,587	(1,811)	(3)%

Income/(loss) before income taxes	93,582	60,335	33,247	55%	125,488	27,040	98,448	364%
Total revenues increased 31% for the three months ended June 30, 2025, mainly due to an increase in capital provision income, which was primarily driven by higher fair value adjustments, partially offset by lower net realized gains.
Total operating expenses increased 23% for the three months ended June 30, 2025, driven primarily by higher share-based and deferred compensation costs mainly attributable to an increase in deferred compensation expense, due to the increase in the price of Burford shares in 2025 as compared to a decrease in 2024, as well as additional deferred compensation in 2025.
Total other expenses decreased 6% for the three months ended June 30, 2025, primarily due to the strengthening of the pound sterling against the US dollar.
As a result of the factors described above, income/(loss) before income taxes increased 55% for the three months ended June 30, 2025.

Total revenues increased 74% for the six months ended June 30, 2025, mainly due to an increase in capital provision income, which was primarily driven by higher fair value adjustments, partially offset by lower net realized gains.
Total operating expenses increased 27% for the six months ended June 30, 2025, driven primarily by higher share-based and deferred compensation costs primarily attributable to an increase in deferred compensation expense, due to the increase in the price of Burford shares in 2025 as compared to a decrease in 2024, as well as additional deferred compensation in 2025. Total operating expenses also increased due to higher long-term incentive compensation accruals, driven mainly by an increase in capital provision income, and due to higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds.
Total other expenses decreased 3% for the six months ended June 30, 2025, primarily due to the strengthening of the pound sterling against the US dollar.
As a result of the factors described above, income/(loss) before income taxes increased 364% for the six months ended June 30, 2025.
Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Net realized gains/(losses)	$26,592	$99,153	$(72,561)	(73)%	$61,176	$129,047	$(67,871)	(53)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	116,639	18,863	97,776	518%	167,404	9,775	157,629	NM
Foreign exchange gains/(losses)	10,167	(425)	10,592	NM	15,230	(4,130)	19,360	NM
Other	2,012	1,769	243	14%	2,550	2,571	(21)	(1)%
Total capital provision income	155,410	119,360	36,050	30%	246,360	137,263	109,097	79%
Realized gains
Net realized gains on capital provision assets decreased 73% for the three months ended June 30, 2025, which were comprised of $35.1 million in gross realized gains, offset by $8.5 million in gross realized losses. For the three months ended June 30, 2024, net realized gains on capital provision assets were comprised of $107.1 million in gross realized gains, offset by $7.9 million in gross realized losses. While there was more case activity in 2025 as compared to 2024, we did not have a single large realized gain in 2025 of the size we experienced in 2024 which thus impacted our total realized gains. As a percentage of average capital provision assets at cost during the three months ended June 30, 2025, gross realized losses were 2.0% (annualized) as compared to 2.8% for the year ended December 31, 2024.
Net realized gains on capital provision assets decreased 53% for the six months ended June 30, 2025, which were comprised of $81.4 million in gross realized gains, offset by $20.2 million in gross realized losses. For the six months ended June 30, 2024, net realized gains on capital provision assets were comprised of $152.4 million in gross realized gains, offset by $23.4 million in gross realized losses. While there was more case activity in 2025 as compared to 2024, we did not have a single large realized gain in 2025 of the size we experienced in 2024 which thus impacted our total realized gains. As a percentage of average capital provision assets at cost during the three months ended June 30, 2025, gross realized losses were 2.4% (annualized) as compared to 2.8% for the year ended December 31, 2024.
Unrealized gains
Unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets increased to $116.6 million for the three months ended June 30, 2025 and to $167.4 million for the six months ended June 30, 2025, mainly due to the passage of time and the impact of the Turnover Order.
See “—Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024—Revenues—Capital provision income/(loss)” above for additional information with respect to the year-over-year change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Unaudited condensed statements of financial condition as of June 30, 2025, as compared to June 30, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$431,330	$508,031	$(76,701)	(15)%
Due from settlement of capital provision assets	118,451	183,651	(65,200)	(36)%
Capital provision assets	3,811,270	3,571,224	240,046	7%
Total assets	4,495,618	4,397,954	97,664	2%
Total assets increased 2% as of June 30, 2025, due to an increase in capital provision assets, partially offset by decreases in cash and cash equivalents and marketable securities and decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of June 30, 2025 as compared to December 31, 2024” above for additional information.
Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Capital provision assets
Fair value	$3,811,270	$3,571,224	$240,046	7%
Undrawn commitments	1,754,030	1,632,856	121,174	7%
Total portfolio	5,565,300	5,204,080	361,220	7%
Total portfolio increased 7% as of June 30, 2025, driven by increases in fair value of capital provision assets resulting from greater financing and unrealized gains in 2025 plus an increase in undrawn commitments due to new commitments added in the same period. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of June 30, 2025.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Deployments	$79,279	$129,975	$(50,696)	(39)%	$205,097	$196,791	$8,306	4%
Realizations	55,613	155,042	(99,429)	(64)%	218,518	228,250	(9,732)	(4)%
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

Adjusted Burford-only	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Deployments	$80,776	$133,099	$(52,323)	(39)%	$210,687	$200,614	$10,073	5%
Realizations	61,886	156,746	(94,860)	(61)%	225,034	219,283	5,751	3%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments decreased by 39% for the three months ended June 30, 2025. The decrease in deployments for both the Principal Finance segment and the adjusted Burford-only basis was primarily due to the absence during the three months ended June 30, 2025 of a large single deployment of approximately $100.0 million. Deployment volumes can often be variable on a quarterly comparison basis, with longer periods typically demonstrating less variability, as evidenced by the much smaller variability in deployment volumes in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Deployments increased by 4% for the Principal Finance segment and 5% on the adjusted Burford-only basis for the six months ended June 30, 2025. The increase in deployments for both the Principal Finance segment and the adjusted Burford-only basis was primarily from $75.5 million of monetizations related to three deals, partially offset by the absence during the six months ended June 30, 2025 of a large single deployment of approximately $100.0 million.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of June 30, 2025, our Principal Finance portfolio consisted of 234 assets funded directly by our balance sheet and six additional assets held through the Advantage Fund. As of December 31, 2024, our Principal Finance portfolio consisted of 227 assets funded directly by our balance sheet and nine additional assets held through the Advantage Fund.
Total realizations decreased by 64% for the Principal Finance segment and by 61% for the adjusted Burford-only basis for the three months ended June 30, 2025. Realization volumes can also be quite variable on a quarter-to-quarter comparison. For the six months ended June 30, 2025 total realizations was relatively flat for both the Principal Finance segment and the adjusted Burford-only basis.
Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Definitive	$1,065,183	$773,673	$291,510	38%
Discretionary	642,448	817,865	(175,417)	(21)%
Legal risk (definitive)	46,399	41,318	5,081	12%
Total capital provision undrawn commitments	1,754,030	1,632,856	121,174	7%
As of June 30, 2025, approximately 63% of our legal finance undrawn commitments related to definitive commitments and approximately 37% related to discretionary, as compared to 50% and 50%, respectively as of December 31, 2024. The period-over-period increase in undrawn commitments is due to new definitive commitments added during the six months ended June 30, 2025, partially offset by the cancellation of unfunded discretionary commitments related to a single asset in the same period.
Portfolio tenor
The timing of realizations is difficult to forecast and is rarely in our control. The reality of litigation is that most cases settle and pay proceeds in a relatively short period of time, and a minority of cases go on to adjudication, which takes longer. Adjudication timing is subject to a myriad of factors, including delaying tactics by litigation opponents and court dockets and schedules, and the Covid-19 pandemic added to this uncertainty. However, we are now seeing the impacts from the Covid-19 pandemic subsiding. We believe that the impact of the Covid-19 pandemic delaying trial dates also caused a delay in settlement timing, as an impending trial often can be a catalyst for a settlement. We do not believe there is a correlation between asset life and asset quality and endeavor to structure our asset pricing to compensate us if assets take longer to resolve.

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
The WALs of the 263 concluded assets as of June 30, 2025 was relatively flat as compared to the WALs of the 248 concluded assets as of December 31, 2024. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	June 30, 2025	December 31, 2024
WAL weighted by deployed cost	2.4	2.5
WAL weighted by realizations	2.6	2.6
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

(in years)	June 30, 2025	December 31, 2024
WAL of active deployed capital	3.3	3.1
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	June 30, 2025	December 31, 2024
ROIC	83%	87%
IRR	26%	26%
Cumulative realizations	$3,538,616	$3,331,356
Our ROIC declined from 87% as of December 31, 2024 to 83% as of June 30, 2025 because we had a fast resolution in one large matter that originated in the 2024 vintage and resolved within eight months—we generated $93.8 million of realizations and $18.8 million in realized gains, amounting to a 40% IRR. The speed of the resolution meant that our nominal returns were lower (25% ROIC), causing a reduction in our overall cumulative ROIC (83% ROIC). Our total returns from this matter were higher than expressed here given the participation of other pools of capital outside the Principal Finance portfolio.
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

	June 30, 2025
	Number of		Commitment	Deployed	Realized	Concluded (fully and partially)
($ in millions)	assets		amount(1)(2)	costs(1)	proceeds(1)	ROIC	IRR
Concluded	87		576	475	754	103%	25%
Partially realized - concluded	—	(3)	42	34	280
Partially realized - ongoing	6		216	121	—
Ongoing	4		37	36	—
Pre-2016 Total	97		871	666	1,034

Concluded	76		801	617	1,113	85%	26%
Partially realized - concluded	—	(3)	329	296	575
Partially realized - ongoing	43		557	367	—
Ongoing	47		619	377	—
2016-2020 Total	166		2,306	1,657	1,688

Concluded	9		37	28	42	65%	30%
Partially realized - concluded	—	(3)	190	188	315
Partially realized - ongoing	9		131	85	—
Ongoing	19		184	123	—
2021 Total	37		542	424	357

Concluded	5		45	14	22	91%	42%
Partially realized - concluded	—	(3)	62	61	122
Partially realized - ongoing	12		269	154	—
Ongoing	22		294	187	—
2022 Total	39		670	416	144

Concluded	5		229	133	186	51%	46%
Partially realized - concluded	—	(3)	5	5	22
Partially realized - ongoing	6		54	41	—
Ongoing	13		384	66	—
2023 Total	24		672	245	208

Concluded	1		75	75	94	26%	42%
Partially realized - concluded	—	(3)	10	7	9
Partially realized - ongoing	2		35	4	—
Ongoing	33		511	119	—
2024 Total	36		631	205	103

Concluded	—		—	—	—	146%	4292%
Partially realized - concluded	—	(3)	2	2	5
Partially realized - ongoing	2		47	28	—
Ongoing	16		253	14	—
2025 Total	18		302	44	5

Total portfolio:
Concluded	183		1,763	1,342	2,211	83%	26%
Partially realized - concluded(4)	80		640	593	1,328
Total concluded portion	263		2,403	1,935	3,539
Partially realized – ongoing portion(4)	80		1,309	800	—
Ongoing	154		2,282	922	—
Total ongoing portion	234		3,591	1,722	—
Total portfolio	417		5,994	3,657	3,539

1. Amounts in currencies other than US dollar are reported in this table at the foreign exchange rates in effect at the time of the historical transaction, i.e., when the commitment or deployment was made or when proceeds were realized, respectively. Amounts related to those transactions (such as undrawn commitments or deployed costs) reflected elsewhere in this “Management's discussion and analysis of financial condition and results of operations” or in our unaudited condensed consolidated financial statements contained in this Form 10-Q may be reported based on the foreign exchange rates in effect as of the end of the applicable period and, therefore, may differ from the amounts in this table.

2. A portion of certain ongoing assets’ undrawn commitments are no longer an obligation. This table presents an asset’s gross original commitments, so it does not reflect a reduction in commitment for the portion that is no longer an obligation. This will result in a difference when compared to undrawn commitments in note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

3. The number of assets for partially realized concluded transactions is listed under the number of assets for partially realized ongoing transactions as these are the concluded and ongoing portions of the same transactions.
4. As of June 30, 2025 there were 80 capital provision assets with partial realizations. We repeat the number with partial realizations in total concluded and total ongoing.
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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of June 30, 2025. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Unaudited condensed statements of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Asset management income/(loss)	$7,112	$11,487	$(4,375)	(38)%	$20,949	$18,160	$2,789	15%
Other income/(loss)	433	250	183	73%	247	534	(287)	(54)%
Total revenues	7,545	11,737	(4,192)	(36)%	21,196	18,694	2,502	13%

Compensation and benefits	6,868	5,075	1,793	35%	12,120	8,974	3,146	35%
General, administrative and other	1,369	1,554	(185)	(12)%	3,177	2,658	519	20%
Total operating expenses	8,237	6,629	1,608	24%	15,297	11,632	3,665	32%

Income/(loss) before income taxes	(692)	5,108	(5,800)	NM	5,899	7,062	(1,163)	(16)%
Total revenues decreased 36% for the three months ended June 30, 2025, driven from lower asset management income, reflecting a decrease in capital provision income earned by BOF-C and, therefore, less profit-sharing income from BOF-C contributing to asset management income for 2025.
Total operating expenses increased 24% for the three months ended June 30, 2025, primarily due to an increase in compensation and benefits costs.
As a result of the factors described above, income before income taxes decreased for the three months ended June 30, 2025.
Total revenues increased 13% for the six months ended June 30, 2025, driven from higher asset management income, with performance fee income from the Advantage Fund being the contributor of the increase period-over-period.
Total operating expenses increased 32% for the six months ended June 30, 2025, primarily due to an increase in compensation and benefits costs.
As a result of the factors described above, income before income taxes decreased 16% for the six months ended June 30, 2025.
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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Management fee income	$1,349	$1,644	$(295)	(18)%	$2,887	$3,507	$(620)	(18)%
Performance fee income	—	—	—	NM	4,400	—	4,400	NM
Profit sharing income from private funds	5,763	9,843	(4,080)	(41)%	13,662	14,653	(991)	(7)%
Total asset management income	7,112	11,487	(4,375)	(38)%	20,949	18,160	2,789	15%
Asset management income decreased 38% for the three months ended June 30, 2025, primarily reflecting lower profit-sharing income from BOF-C, mainly from lower total revenues related to BOF-C's capital provision assets.

Asset management income increased 15% for the six months ended June 30, 2025, mainly due to the performance fee income from the Advantage Fund, partially offset by lower profit-sharing income from BOF-C, mainly from lower total revenues related to BOF-C's capital provision assets.
Unaudited condensed statements of financial condition as of June 30, 2025, as compared to June 30, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$8,220	$12,650	$(4,430)	(35)%
Other assets	174,156	151,770	22,386	15%
Total assets	208,422	190,377	18,045	9%
Total assets increased 9% as of June 30, 2025, primarily from the asset management income, as discussed above, which increased the related receivable within other assets.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	June 30, 2025	December 31, 2024	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,284,431	$1,353,893	$(69,462)	(5)%
Undrawn commitments	456,872	491,186	(34,314)	(7)%
Total	1,741,303	1,845,079	(103,776)	(6)%

Post-settlement
Fair value	185,317	272,424	(87,107)	(32)%
Undrawn commitments	28,498	67,961	(39,463)	(58)%
Total	213,815	340,385	(126,570)	(37)%

Total portfolio value	1,955,118	2,185,464	(230,346)	(11)%
Total portfolio value, funded by third parties, decreased 11% as of June 30, 2025. The decrease in our total portfolio was driven largely by the impact of robust realizations which occurred in 2025 and the conclusion of assets that will not be replaced in certain private funds for which the investment period has ended.
Private funds
As of June 30, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		June 30, 2025
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$186	$129	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	332	428	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	399	304	370	2%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	394	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	255	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	362	310	388	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	367	309	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,294	812	1,043	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,502	3,670	3,316
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
As of June 30, 2025, and December 31, 2024, our total AUM was $3.3 billion and $3.5 billion, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and vehicles. The total portfolio value shown for our Asset Management and Other Services segment of $2.0 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, and also excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.
Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	June 30, 2025			December 31, 2024
			Total				Total
		Third-party	segments			Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated		interests	(Burford-only)
Cash and cash equivalents	$372,248	$(16,985)	$355,263	$469,930		$(28,269)	$441,661
Marketable securities	84,287	—	84,287	79,020		—	79,020
Total	456,535	(16,985)	439,550	548,950	—	(28,269)	520,681
On a consolidated basis, our cash and cash equivalents and marketable securities decreased 17% as of June 30, 2025, while on a total segments (Burford-only) basis, our cash and cash equivalents and marketable securities decreased 16% as of June 30, 2025. The net decrease in cash and cash equivalents and marketable securities for both the consolidated and total segments (Burford-only) bases, primarily reflects the funding of capital provision assets and the usage of cash in the normal course of business (such as payment of expenses and interest), partially offset by the proceeds received from capital provision assets. For the consolidated basis, the net decrease in cash and cash equivalents and marketable securities was also as a result of the impact from third-party net distributions.

Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
As of June 30, 2025, we had five series of debt securities outstanding, of which two series were listed on the Order Book for Retail Bonds of the London Stock Exchange and three series were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities.
We manage our business with relatively low levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of June 30, 2025, the weighted average maturity of our outstanding debt securities of 4.0 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.6 years.
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
Our debt securities that are listed on the Order Book for Retail Bonds of the London Stock Exchange as of the date of this Form 10-Q contain one significant financial covenant, which is a leverage ratio requirement that we maintain a level of Group Net Debt (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated net debt, or our total principal amount of debt outstanding less cash and cash equivalents and marketable securities) that is less than 50% of our Group Total Assets (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated tangible assets, or our total assets less goodwill). As of June 30, 2025, and December 31, 2024, our consolidated net debt to consolidated tangible assets ratio was 22% and 20%, respectively. In addition, the indentures governing the 2028 Notes and the 2030 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of June 30, 2025, and December 31, 2024, our Consolidated Indebtedness to Net Tangible Equity Ratio was 0.7 to 1.00 and 0.8 to 1.00, respectively. Furthermore, the indenture governing the 2031 Notes contains certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of June 30, 2025, and December 31, 2024, our Consolidated Indebtedness to Consolidated Equity Ratio was 0.7 to 1.00 and 0.7 to 1.00, respectively. See “—Reconciliations—Debt leverage ratio calculations” for the calculations of our debt leverage ratios. As of June 30, 2025, we were in compliance with all of the covenants under the trust deeds and the indentures, as applicable.
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

($ in thousands)	June 30, 2025	December 31, 2024
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$5,596,362	$5,335,289
Third-party indebtedness	1,779,925	1,763,612

Unrestricted Subsidiaries
Total assets	730,477	839,736
Third-party indebtedness	—	—

	Three months ended June 30,		Six months ended June 30,
(S in thousands)	2025	2024	2025	2024
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$172,056	$135,629	$282,847	$168,769

Unrestricted Subsidiaries
Total revenues	19,230	24,024	27,298	35,179
Cash flows
We believe our available cash and cash from operations, which include proceeds from our capital provision assets, will be adequate to fund our operations and future growth, satisfy our working capital requirements, meet obligations under our debt securities, pay dividends and meet other liquidity requirements for the foreseeable future.
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Six months ended June 30,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities	$70,939	$(44,416)
Net cash provided by/(used in) investing activities	(127)	(88)
Net cash provided by/(used in) financing activities	(170,528)	214,834
Net increase/(decrease) in cash and cash equivalents	(99,716)	170,330
Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided/(used) by operating activities for the periods indicated.

	Six months ended June 30,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities before proceeds/(funding) of operating activities	$(61,913)	$(131,471)
Net proceeds from/(funding of) marketable securities	1,820	16,894
Proceeds from capital provision assets	447,812	372,905
Funding of capital provision assets	(316,780)	(302,744)
Net cash provided by/(used in) operating activities	70,939	(44,416)
Net cash provided by operating activities was $70.9 million for the six months ended June 30, 2025. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily a larger increase in proceeds received from capital provision assets to $447.8 million, partially offset by a smaller increase in deployments on capital provision assets to $316.8 million.
Net cash provided by/(used in) investing activities
Net cash provided by/(used in) investing activities was relatively flat for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net cash provided by/(used in) financing activities
Net cash used in financing activities was $170.5 million for the six months ended June 30, 2025. The period-over-period change in net cash provided by/(used in) financing activities was primarily due to the absence of any debt issuance in 2025 and the impact from third-party net distributions.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Six months ended June 30,
($ in thousands)	2025	2024
Proceeds from capital provision assets	$287,198	$216,028
Proceeds from asset management income	8,613	15,468
Proceeds from other items(1)	10,040	13,561
Cash receipts	305,851	245,057
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts increased 25% for the six months ended June 30, 2025, reflecting primarily cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.7 million of due from settlement receivables as of December 31, 2024, 63% was collected in cash during 2025.
See “—Reconciliations—Cash receipts reconciliation” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Dividends
On February 28, 2025, the Board of Directors declared a final dividend of 6.25¢ per ordinary share, and the Company’s shareholders approved the final dividend at the annual general meeting held on May 14, 2025. The final dividend was paid on June 13, 2025 to shareholders of record on May 23, 2025. Subject to the approval of the Board of Directors, we also intend to declare an interim dividend of 6.25¢ per ordinary share payable in December 2025.
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
Off-balance sheet arrangements
As of June 30, 2025 and December 31, 2024, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $4.8 million and $4.8 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.
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
Fair value of capital provision assets
The determination of fair value for capital provision assets and financial liabilities relating to third-party interests in capital provision assets involves significant estimates and judgments. While the potential range of outcomes for the assets is wide, our fair value estimation is our best assessment of the current fair value of each asset or liability. Such an estimate is inherently subjective, being based largely on management’s estimate of forecasted cash flows, an assigned discount rate and an assessment of how individual events have changed the possible outcomes of the asset and their relative probabilities and hence the extent to which the fair value has altered. The aggregate of the fair values selected falls within a wide range of reasonably possible estimates. In management’s opinion, there is no useful alternative valuation that would better quantify the market risk inherent in the portfolio and there are no inputs or variables to which the values of the assets are correlated other than interest rates that impact the discount rates applied. See note 11 (Fair value of assets and liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and “—Fair value of capital provision assets” for additional information with respect to fair value.
As of June 30, 2025 and December 31, 2024, should management’s estimate of the value of those instruments have been 10% higher or lower, as applicable, than provided for in our fair value estimates, while all other variables remained constant, our consolidated income and net assets would have increased and decreased, respectively, by $482.6 million and $466.3 million, respectively.
Furthermore, as of June 30, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	June 30, 2025	December 31, 2024
+100 bps interest rates	$(158,058)	$(153,241)
+50 bps interest rates	(80,101)	(77,644)
-50 bps interest rates	80,957	78,514
-100 bps interest rates	164,160	159,169

Principal Finance segment
($ in thousands)	June 30, 2025	December 31, 2024
+100 bps interest rates	$(114,017)	$(109,132)
+50 bps interest rates	(57,770)	(55,276)
-50 bps interest rates	58,582	56,046
-100 bps interest rates	118,768	113,583
As of June 30, 2025 and December 31, 2024, should duration have been six or 12 months lower or higher, as applicable, than the actual duration used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	June 30, 2025	December 31, 2024
+12 months duration(1)	$(390,764)	$(396,845)
+6 months duration(1)	(198,866)	(200,908)
-6 months duration(1)	223,458	196,721
-12 months duration(1)	407,508	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	June 30, 2025	December 31, 2024
+12 months duration(1)	$(274,222)	$(268,484)
+6 months duration(1)	(139,764)	(135,827)
-6 months duration(1)	155,878	133,446
-12 months duration(1)	278,059	280,636
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

	June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$372,248	$(16,985)	$355,263
Marketable securities	84,287	—	84,287
Other assets	70,787	127,599	198,386
Due from settlement of capital provision assets	118,451	—	118,451
Capital provision assets	5,544,683	(1,733,413)	3,811,270
Goodwill	134,037	—	134,037
Deferred tax asset	2,346	—	2,346
Total assets	6,326,839	(1,622,799)	4,704,040

Liabilities
Debt interest payable	45,246	—	45,246
Other liabilities	192,485	(73,997)	118,488
Long-term incentive compensation payable	211,160	—	211,160
Debt payable	1,779,925	—	1,779,925
Financial liabilities relating to third-party interests in capital provision assets	823,430	(823,430)	—
Deferred tax liability	46,185	—	46,185
Total liabilities	3,098,431	(897,427)	2,201,004
Total shareholders' equity	3,228,408	(725,372)	2,503,036

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$469,930	$(28,269)	$441,661
Marketable securities	79,020	—	79,020
Other assets	61,006	114,475	175,481
Due from settlement of capital provision assets	183,858	(207)	183,651
Capital provision assets	5,243,917	(1,672,693)	3,571,224
Goodwill	133,948	—	133,948
Deferred tax asset	3,346	—	3,346
Total assets	6,175,025	(1,586,694)	4,588,331

Liabilities
Debt interest payable	12,097	—	12,097
Other liabilities	141,973	(2,238)	139,735
Long-term incentive compensation payable	217,552	—	217,552
Debt payable	1,763,612	—	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	747,053	(747,053)	—
Deferred tax liability	35,903	—	35,903
Total liabilities	2,918,190	(749,291)	2,168,899
Total shareholders' equity	3,256,835	(837,403)	2,419,432

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

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,305,021	$(1,677,618)	$3,627,403	$5,243,917	$(1,672,693)	$3,571,224
Deployments	100,304	(21,025)	79,279	316,780	(111,683)	205,097
Realizations	(90,077)	34,464	(55,613)	(378,925)	160,407	(218,518)
Income for the period	211,186	(67,955)	143,231	336,754	(108,174)	228,580
Foreign exchange gains/(losses)	18,249	(1,279)	16,970	26,157	(1,270)	24,887
End of period	5,544,683	(1,733,413)	3,811,270	5,544,683	(1,733,413)	3,811,270

Deployed cost, end of period	2,404,992	(656,741)	1,748,251	2,404,992	(656,741)	1,748,251
Unrealized fair value, end of period	3,139,691	(1,076,672)	2,063,019	3,139,691	(1,076,672)	2,063,019
Capital provision assets	5,544,683	(1,733,413)	3,811,270	5,544,683	(1,733,413)	3,811,270

	Three months ended June 30, 2024			Six months ended June 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,096,807	$(1,654,930)	$3,441,877	$5,045,388	$(1,613,276)	$3,432,112
Deployments	177,341	(47,366)	129,975	302,744	(105,953)	196,791
Realizations	(191,883)	36,841	(155,042)	(304,854)	76,604	(228,250)
Income for the period	156,541	(38,525)	118,016	200,702	(61,880)	138,822
Foreign exchange gains/(losses)	(173)	212	39	(5,347)	737	(4,610)
End of period	5,238,633	(1,703,768)	3,534,865	5,238,633	(1,703,768)	3,534,865

Deployed cost, end of period	2,440,069	(737,091)	1,702,978	2,440,069	(737,091)	1,702,978
Unrealized fair value, end of period	2,798,564	(966,677)	1,831,887	2,798,564	(966,677)	1,831,887
Capital provision assets	5,238,633	(1,703,768)	3,534,865	5,238,633	(1,703,768)	3,534,865

Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$40,296	$(13,704)	$26,592	$107,915	$(46,739)	$61,176
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	170,890	(54,251)	116,639	228,839	(61,435)	167,404
Income/(loss) on capital provision assets	211,186	(67,955)	143,231	336,754	(108,174)	228,580
Foreign exchange gains/(losses)	10,966	(799)	10,167	16,376	(1,146)	15,230
Net income/(loss) on due from settlement of capital provision assets	2,303	—	2,303	2,955	—	2,955
Other income/(loss)	(291)	—	(291)	(405)	—	(405)
Total capital provision income	224,164	(68,754)	155,410	355,680	(109,320)	246,360

	Three months ended June 30, 2024			Six months ended June 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$117,471	$(18,318)	$99,153	$175,333	$(46,286)	$129,047
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	39,070	(20,207)	18,863	25,369	(15,594)	9,775
Income/(loss) on capital provision assets	156,541	(38,525)	118,016	200,702	(61,880)	138,822
Foreign exchange gains/(losses)	(565)	140	(425)	(4,767)	637	(4,130)
Net income/(loss) on due from settlement of capital provision assets	1,769	—	1,769	2,571	—	2,571
Total capital provision income	157,745	(38,385)	119,360	198,506	(61,243)	137,263

Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$102,648	$—	$102,648	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	90,077	(34,464)	55,613	378,925	(160,407)	218,518
Other income/(loss)	2,303	—	2,303	2,955	—	2,955
Proceeds from capital provision assets	(76,758)	34,464	(42,294)	(447,812)	160,614	(287,198)
Foreign exchange gains/(losses)	181	—	181	525	—	525
End of period	118,451	—	118,451	118,451	—	118,451

	Three months ended June 30, 2024			Six months ended June 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$131,688	$—	$131,688	$265,540	$(80,273)	$185,267
Transfer of realizations from capital provision assets	191,883	(36,841)	155,042	304,854	(76,604)	228,250
Other income/(loss)	1,769	—	1,769	2,571	—	2,571
Proceeds from capital provision assets	(125,344)	36,841	(88,503)	(372,905)	156,877	(216,028)
Foreign exchange gains/(losses)	1	—	1	(63)	—	(63)
End of period	199,997	—	199,997	199,997	—	199,997

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,253,433	$(188,250)	$1,065,183
Discretionary	819,777	(177,329)	642,448
Legal risk (definitive)	46,399	—	46,399
Total capital provision undrawn commitments	2,119,609	(365,579)	1,754,030

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$962,808	$(189,135)	$773,673
Discretionary	1,032,433	(214,568)	817,865
Legal risk (definitive)	41,318	—	41,318
Total capital provision undrawn commitments	2,036,559	(403,703)	1,632,856

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,349	$—	$1,349	$2,887	$—	$2,887
Performance fee income	—	—	—	—	4,400	4,400
Profit sharing income from funds	—	5,763	5,763	—	13,662	13,662
Total asset management income	1,349	5,763	7,112	2,887	18,062	20,949

	Three months ended June 30, 2024			Six months ended June 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,644	$—	$1,644	$3,507	$—	$3,507
Performance fee income	—	—	—	—	—	—
Profit sharing income from funds	—	9,843	9,843	—	14,653	14,653
Total asset management income	1,644	9,843	11,487	3,507	14,653	18,160
Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Consolidated deployments	$100,304	$177,341	$316,780	$302,744
Plus/(Less): Third-party interests	(21,025)	(47,366)	(111,683)	(105,953)
Total segments (Burford-only) total deployments	79,279	129,975	205,097	196,791
Plus/(Less): Capital deployed to fund level but not yet invested	48	(114)	59	(183)
Plus/(Less): Capital deployed in prior years and invested in the current year	1,177	2,750	1,850	3,513
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	272	—	3,681	—
Plus/(Less): Deployments on behalf of subparticipations	—	488	—	493
Adjusted Burford-only total deployments	80,776	133,099	210,687	200,614
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

Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Consolidated realizations	$90,077	$191,883	$378,925	$304,854
Plus/(Less): Third-party interests	(34,464)	(36,841)	(160,407)	(76,604)
Total segments (Burford-only) total realizations	55,613	155,042	218,518	228,250
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	2,303	1,769	2,955	2,571
Plus/(Less): Reported realizations held at joint venture and not yet distributed	3,748	27	3,754	1,695
Plus/(Less): Reported realizations held at fund level and not yet distributed	222	—	13,040	—
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	—	(93)	(13,233)	(13,233)
Adjusted Burford-only total realizations	61,886	156,746	225,034	219,283
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

	Six months ended June 30,
($ in thousands)	2025	2024
Consolidated proceeds from capital provision assets	$447,812	$372,905
Less: Third-party interests	(160,614)	(156,877)
Total segments (Burford-only) proceeds from capital provision assets	287,198	216,028
Consolidated asset management income	2,887	3,507
Plus: Eliminated income from funds	18,062	14,653
Total segments (Burford-only) asset management income	20,949	18,160
Less: Non-cash adjustments(1)	(12,336)	(2,692)
Burford-only proceeds from asset management income	8,613	15,468
Burford-only proceeds from marketable securities interest and dividends	8,709	10,569
Burford-only proceeds from other income	1,331	2,992
Burford-only proceeds from other items	10,040	13,561
Cash receipts	305,851	245,057
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

Limited equity, the most comparable measure calculated in accordance with US GAAP, as of the dates indicated.

($ in thousands, except share data)	June 30, 2025	December 31, 2024
Total Burford Capital Limited equity	$2,503,036	$2,419,432
Less: Goodwill	(134,037)	(133,948)
Tangible book value attributable to Burford Capital Limited	2,368,999	2,285,484

Basic ordinary shares outstanding	218,802,423	219,421,904

Tangible book value attributable to Burford Capital Limited per ordinary share	10.83	10.42
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” for additional information with respect to tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share.
Debt leverage ratio calculations
Consolidated net debt to consolidated tangible assets ratio calculation
The table below sets forth the calculations of consolidated net debt to consolidated tangible assets ratio as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
Total principal amount of debt outstanding(1)	$1,797,837	$1,783,690
Plus: Derivative liabilities	405	—
Less: Cash and cash equivalents	(372,248)	(469,930)
Less: Marketable securities	(84,287)	(79,020)
Consolidated net debt	1,341,707	1,234,740

Total assets	6,326,839	6,175,025
Less: Goodwill	(134,037)	(133,948)
Consolidated tangible assets	6,192,802	6,041,077

Consolidated net debt to consolidated tangible assets ratio	22%	20%
1. Represents the total principal amount of debt outstanding as set forth in note 10 (Debt) to our unaudited condensed consolidated financial statements. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3717 and $1.2529 as of June 30, 2025 and December 31, 2024, respectively.

See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.

Consolidated Indebtedness to Net Tangible Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
Debt payable	$1,779,925	$1,763,612
Plus: Derivative liabilities	405	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Consolidated Indebtedness	1,780,330	1,763,612

Total equity	3,228,408	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(714,485)	(822,492)
Less: Goodwill	(134,037)	(133,948)
Net Tangible Equity	2,379,886	2,300,395

Consolidated Indebtedness to Net Tangible Equity Ratio	0.75x	0.77x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Consolidated Indebtedness to Consolidated Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) as of the dates indicated.

($ in thousands)	June 30, 2025	December 31, 2024
Debt payable	$1,779,925	$1,763,612
Plus: Derivative liabilities	405	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $100 million	(100,000)	(100,000)
Consolidated Indebtedness	1,680,330	1,663,612

Total equity	3,228,408	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(714,485)	(822,492)
Consolidated Equity	2,513,923	2,434,343

Consolidated Indebtedness to Consolidated Equity Ratio	0.67x	0.68x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Item 3. Quantitative and qualitative disclosures about market risk
Market and asset risk
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of June 30, 2025 and December 31, 2024, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $8.4 million and $7.9 million, respectively.

We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve high risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets are comprised of a portfolio of assets thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of June 30, 2025 and December 31, 2024, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $484.0 million and $468.1 million, respectively.
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
As of both June 30, 2025 and December 31, 2024, we had $1.8 billion aggregate principal amount of our debt securities outstanding, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of June 30, 2025 and December 31, 2024, the future interest payments on our outstanding debt securities amounted to $657.2 million and $690.5 million, respectively, until their respective maturities in August 2025, December 2026, April 2028, April 2030 and July 2031, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of maturities.
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
The maximum credit risk exposure represented by cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in our unaudited condensed consolidated statements of financial condition.
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $29.9 million and $17.1 million as of June 30, 2025 and December 31, 2024, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three and six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, should pound sterling, Euro and Australian dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our capital provision assets and other assets/(liabilities) would have increased and decreased, respectively, as set forth in the tables below.

	June 30, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,252,934	$(2,140,400)	$—
Pound sterling	18,028	(196,229)	(17,820)
Euro	215,999	18,355	23,435
Australian dollar	29,655	—	2,966
Canadian dollar	25,629	1,801	2,743
Singapore dollar	2,438	198	264
Total	5,544,683	(2,316,275)	11,588

	December 31, 2024
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$4,987,457	$(1,828,220)	$—
Pound sterling	9,582	(178,431)	(16,885)
Euro	192,988	14,659	20,765
Australian dollar	22,558	50	2,261
Canadian dollar	28,745	4,646	3,339
Singapore dollar	2,587	214	280
Total	5,243,917	(1,987,082)	9,760
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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of June 30, 2025 and December 31, 2024, if interest rates had increased and decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated income and net assets, would have increased and decreased, respectively, by $0.9 million and $1.2 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on net income or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.
The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	June 30, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$372,248	$36,781	$409,029
3 to 6 months	—	26,469	26,469
6 to 12 months	—	9,209	9,209
1 to 2 years	—	3,038	3,038
Greater than 2 years	—	579,527	579,527
Liabilities
6 to 12 months	—	122,786	122,786
1 to 2 years	—	240,051	240,051
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	372,248	(1,142,813)	(770,565)

	December 31, 2024
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$469,930	$22,881	$492,811
3 to 6 months	—	23,057	23,057
6 to 12 months	—	8,544	8,544
1 to 2 years	—	12,009	12,009
Greater than 2 years	—	678,110	678,110
Liabilities
6 to 12 months	—	129,432	129,432
1 to 2 years	—	219,257	219,257
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	469,930	(1,039,088)	(569,158)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, we have not yet fully remediated the material weakness previously disclosed in the 2024 Form 10-K relating to a lack of available evidence to demonstrate the precision of management’s review of the controls to determine certain assumptions used in the measurement of the fair value of capital provision assets and thus our disclosure controls and procedures were not effective. This material weakness did not result in misstatements to our consolidated financial statements for any of the periods presented.
Remediation progress to address the material weakness
While we have undertaken the remediation measures as reported in the 2024 Form 10-K and while that process is continuing, the material weakness will not be considered remediated until management has concluded, through testing, that our controls are operating effectively for a sufficient period of time. Accordingly, we will continue to assess our remediation measures during the year ending December 31, 2025 and cannot assure that the material weakness will be fully remediated during the course of the year ending December 31, 2025.
Changes in internal control over financial reporting
Other than with respect to the material weakness referenced above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
The information with respect to legal proceedings is set forth in note 15 (Financial commitments and contingent liabilities—Legal proceedings) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk factors
See “Risk Factors” in the 2024 Form 10-K for a discussion of potential risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and/or liquidity. As of the date of this Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2024 Form 10-K. The risks and uncertainties disclosed in the 2024 Form 10-K and in this Form 10-Q are not the only risks and uncertainties facing us, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations and/or liquidity. We may disclose changes to such risks and uncertainties or disclose additional risks and uncertainties from time to time in our future periodic filings with the SEC.
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2025 and 2024.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended June 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased		Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
April 1, 2025 - April 30, 2025	—		$—	—	$20,745,323
May 1, 2025 - May 31, 2025	—		$—	—	$21,942,190
June 1, 2025 - June 30, 2025	29,227	(3)	$12.89	29,227	$21,912,963
Total	29,227		$12.89	29,227	$21,912,963
1. Includes broker commissions.
2. On May 14, 2025, our shareholders approved a resolution for the purchase of up to 21,942,190 ordinary shares on the open market, which authority is set to expire the earlier of (i) the close of our next annual general meeting to be held in 2026 and (ii) August 13, 2026.

3. Consists of ordinary shares purchased on the open market on the London Stock Exchange on June 5, 2025 to satisfy grants of awards under the NED Plan.
We use a variety of structures, including the purchases of our ordinary shares on the open market, to offset dilution from the issuance of new ordinary shares related to the equity-based or related compensation of our employees and directors.
Item 3. Defaults upon senior securities
Not applicable.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
No “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended June 30, 2025.
Item 6. Exhibits
(a) Exhibits
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
4.1
Indenture, dated as of July 11, 2025, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (including as Exhibit A thereto the Form of 7.50% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on July 11, 2025).

10.1‡
Burford Capital Limited 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on May 15, 2025 (the “May 2025 Form 8-K”).

10.2‡	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the May 2025 Form 8-K).

Exhibit No.	Description
10.3‡	Form of Performance-Based Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the May 2025 Form 8-K).
10.4‡	Amendment No. 2 to the Amended and Restated Burford Capital Deferred Compensation Plan, effective as of February 12, 2025 (incorporated by reference to Exhibit 10.4 to the May 2025 Form 8-K).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
‡	Management contract or compensatory plan or arrangement in which executive officers or directors are eligible to participate.
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

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BURFORD CAPITAL LIMITED

	By:	/s/ Jordan D. Licht
Name: Jordan D. Licht
Title: Principal Financial Officer and Duly Authorized Officer

Dated: August 7, 2025