Form 10-Q
period 2025-09-30
Burford Capital Ltd
filed 2025-11-05
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of October 29, 2025, there were 218,888,500 ordinary shares, no par value, outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”), contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
▪Adverse litigation outcomes and timing of resolution of litigation matters
▪Our ability to identify and select suitable legal finance assets
▪Improper use or disclosure of, or access to, privileged information under our control due to cybersecurity breaches, unauthorized use or theft
▪Inaccuracy or failure of the probabilistic model and decision science tools, including machine learning technology and generative artificial intelligence (collectively, “AI technologies”), we use to predict the returns on our legal finance assets and in our operations
▪Changes and uncertainty in laws, regulations and rules relating to the legal finance industry, including those relating to privileged information and/or disclosure and enforceability of legal finance arrangements
▪Inadequacies in our due diligence process or unforeseen developments
▪Credit risk and concentration risk relating to our legal finance assets
▪Lack of liquidity of our legal finance assets and commitments in excess of our available capital
▪Our ability to obtain attractive external capital, refinance our outstanding indebtedness or raise capital to meet our liquidity needs
▪Competitive factors and demand for our services and capital
▪Failure of lawyers to prosecute and/or defend claims we have financed with necessary skill and care or misalignment of their clients' interests with ours
▪Poor performance by the commitments we make on behalf of our private funds
▪Negative publicity or public perception of the legal finance industry or us
▪Valuation uncertainty with respect to the fair value of our capital provision assets
▪Current and future legal, political and economic factors, including uncertainty surrounding the effects, severity and duration of public health threats and/or military actions
▪Developments in AI technologies and expectations relating to environmental, social and governance considerations
▪Potential liability from litigation and legal proceedings against us
▪Our ability to hire and retain key personnel
▪Risks relating to our international operations as a result of differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments
▪Exposure to foreign currency exchange rate fluctuations
▪Uncertainty relating to the tax treatment of our financing arrangements
▪Cybersecurity risks and improper functioning of our information systems or those of our third-party service providers
▪Failure of our third-party service providers to fulfill their obligations or misconduct by our third-party service providers
▪Failure by us to maintain the privacy and security of personal information and comply with applicable data privacy and protection laws and regulations
▪Failure by us to maintain effective internal control over financial reporting or effective disclosure controls and procedures

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
Group-wide
A basis of presentation that refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets financed by third-party capital through our Asset Management and Other Services segment.
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

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Revenues
Capital provision income/(loss)	$80,068	$270,988	$435,748	$469,494
Plus/(Less): Third-party interests in capital provision assets	(19,718)	(35,152)	(83,771)	(46,640)
Asset management income/(loss)	2,547	3,147	5,434	6,654
Marketable securities income/(loss) and interest	6,786	8,157	22,170	21,046
Other income/(loss)	120	1,974	367	2,508
Total revenues	69,803	249,114	379,948	453,062

Operating expenses
Compensation and benefits
Salaries and benefits	11,215	10,194	35,359	32,760
Annual incentive compensation	5,091	4,792	14,410	14,503
Share-based and deferred compensation	6,922	3,083	16,986	7,150
Long-term incentive compensation including accruals	7,468	18,559	27,208	33,213
General, administrative and other	10,527	9,330	28,529	24,522
Case-related expenditures ineligible for inclusion in asset cost	3,793	935	12,690	3,034
Total operating expenses	45,016	46,893	135,182	115,182

Operating income/(loss)	24,787	202,221	244,766	337,880

Other expenses
Finance costs	41,549	34,399	109,408	101,432
Foreign currency transactions (gains)/losses and other expenses	(267)	(1,510)	(2,372)	(951)
Total other expenses	41,282	32,889	107,036	100,481

Income/(loss) before income taxes	(16,495)	169,332	137,730	237,399

Provision for/(benefit from) income taxes	3,775	11,468	15,937	21,761
Net income/(loss)	(20,270)	157,864	121,793	215,638

Net income/(loss) attributable to non-controlling interests	(1,114)	22,221	21,724	56,186
Net income/(loss) attributable to Burford Capital Limited shareholders	(19,156)	135,643	100,069	159,452

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	($0.09)	$0.62	$0.46	$0.73
Diluted	($0.09)	$0.61	$0.45	$0.71

Weighted average ordinary shares outstanding
Basic	219,267,032	219,412,841	219,078,742	219,171,076
Diluted	219,267,032	223,563,853	224,422,469	223,477,726
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$(20,270)	$157,864	$121,793	$215,638
Other comprehensive income/(loss)
Foreign currency translation adjustment	2,697	(9,674)	(9,566)	(8,354)
Comprehensive income/(loss)	(17,573)	148,190	112,227	207,284

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	(1,114)	22,221	21,724	56,186
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	(16,459)	125,969	90,503	151,098
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025	December 31, 2024
($ in thousands, except per share data)	(unaudited)
Assets
Cash and cash equivalents	$677,653	$469,930
Marketable securities	79,082	79,020
Other assets	78,895	61,006
Due from settlement of capital provision assets	96,760	183,858
Capital provision assets	5,615,305	5,243,917
Goodwill	134,016	133,948
Deferred tax asset	3,726	3,346
Total assets	6,685,437	6,175,025

Liabilities
Debt interest payable	50,468	12,097
Other liabilities	193,709	141,973
Long-term incentive compensation payable	214,883	217,552
Debt payable	2,143,450	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	842,936	747,053
Deferred tax liability	51,801	35,903
Total liabilities	3,497,247	2,918,190

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 220,581,538 ordinary shares issued and 218,811,591 ordinary shares outstanding as of September 30, 2025 and 220,091,851 ordinary shares issued and 219,421,904 ordinary shares outstanding as of December 31, 2024	614,841	610,037
Additional paid-in capital	54,587	42,409
Accumulated other comprehensive income/(loss)	554	10,120
Treasury shares; 1,769,947 ordinary shares at $14.06 cost as of September 30, 2025 and 669,947 ordinary shares at $14.28 cost as of December 31, 2024	(24,879)	(9,569)
Retained earnings	1,851,848	1,766,435
Total Burford Capital Limited equity	2,496,951	2,419,432
Non-controlling interests	691,239	837,403
Total shareholders' equity	3,188,190	3,256,835
Total liabilities and shareholders' equity	6,685,437	6,175,025
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income/(loss)	$121,793	$215,638

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Capital provision income/(loss)	(435,748)	(469,494)
(Income)/loss on marketable securities	(7,334)	(5,654)
Other (income)/loss	(367)	(2,508)
Share-based and deferred compensation	16,986	5,923
Deferred tax (benefit)/expense	14,621	(1,672)
Other	9,041	343
Changes in operating assets and liabilities:
Proceeds from capital provision assets	606,950	768,848
(Deployment) to capital provision assets	(453,525)	(400,894)
Net proceeds from/(funding of) marketable securities	7,325	37,488
Proceeds from/(payments of) other income	2,012	5,020
Net proceeds from/(funding of) financial liabilities at fair value through profit or loss	—	(2,583)
(Increase)/decrease in other assets	(12,466)	(7,270)
Increase/(decrease) in other liabilities	85,718	45,059
Net increase/(decrease) on financial liability to third-party investment	95,883	47,142
Net cash provided by/(used in) operating activities	50,889	235,386

Cash flows from investing activities:
Acquisitions of equity method investments	(8,257)	—
Purchases of property and equipment	(185)	(139)
Net cash provided by/(used in) investing activities	(8,442)	(139)

Cash flows from financing activities:
Debt issuance, including original issue premium	500,000	284,969
Debt issuance costs	(10,044)	(6,283)
Debt extinguishment	(129,467)	(34,775)
Dividends paid on ordinary shares	(13,667)	(13,694)
Acquisition of ordinary shares held in treasury	(15,310)	(5,090)
Third-party net capital contribution/(distribution)	(167,888)	(107,866)
Net cash provided by/(used in) financing activities	163,624	117,261

Net increase/(decrease) in cash and cash equivalents	206,071	352,508
Cash and cash equivalents at beginning of period	469,930	220,549
Effect of exchange rate changes on cash and cash equivalents	1,652	957
Cash and cash equivalents at end of period	677,653	574,014
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Nine months ended September 30,
($ in thousands)	2025	2024
Cash received from interest and dividend income	$15,546	$15,497
Cash paid for debt interest	(67,683)	(91,933)
Cash received from income tax refund	1,256	229
Cash paid for income taxes	(21,164)	(12,250)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Three months ended September 30, 2025
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,572,370	(1,769,947)	$614,748	$(24,879)	$43,966	$1,871,344	$(2,143)	$2,503,036	$725,372	$3,228,408
Net income/(loss)	—	—	—	—	—	(19,156)	—	(19,156)	(1,114)	(20,270)
Foreign currency translation adjustment	—	—	—	—	—	—	2,697	2,697	—	2,697
Issuance of new ordinary shares to satisfy vested share-based awards	9,168	—	93	—	(93)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(506)	(340)	—	(846)	—	(846)
Share-based and deferred compensation	—	—	—	—	11,220	—	—	11,220	—	11,220
Dividends paid	—	—	—	—	—	—	—	—	—	—
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(33,019)	(33,019)
End of period	220,581,538	(1,769,947)	614,841	(24,879)	54,587	1,851,848	554	2,496,951	691,239	3,188,190

	Three months ended September 30, 2024
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,082,694	(669,947)	$609,942	$(9,569)	$36,752	$1,657,430	$8,632	$2,303,187	$929,115	$3,232,302
Net income/(loss)	—	—	—	—	—	135,643	—	135,643	22,221	157,864
Foreign currency translation adjustment	—	—	—	—	—	—	(9,674)	(9,674)	—	(9,674)
Issuance of new ordinary shares to satisfy vested share-based awards	8,629	—	91	—	(91)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	—	—	—	—	—	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(67)	(26)	—	(93)	—	(93)
Share-based and deferred compensation	—	—	—	—	3,046	—	—	3,046	—	3,046
Dividends paid	—	—	—	—	—	—	—	—	—	—
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(86,094)	(86,094)
End of period	220,091,323	(669,947)	610,033	(9,569)	39,640	1,793,047	(1,042)	2,432,109	865,242	3,297,351

	Nine months ended September 30, 2025
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	100,069	—	100,069	21,724	121,793
Foreign currency translation adjustment	—	—	—	—	—	—	(9,566)	(9,566)	—	(9,566)
Issuance of new ordinary shares to satisfy vested share-based awards	349,853	—	3,286	—	(3,286)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,698)	(989)	—	(3,687)	—	(3,687)
Share-based and deferred compensation	—	—	—	—	19,001	—	—	19,001	—	19,001
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(167,888)	(167,888)
End of period	220,581,538	(1,769,947)	614,841	(24,879)	54,587	1,851,848	554	2,496,951	691,239	3,188,190

	Nine months ended September 30, 2024
	Shares		Amount
($ in thousands, except per share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,313,388	(350,947)	$602,238	$(4,479)	$36,545	$1,649,242	$7,312	$2,290,858	$916,922	$3,207,780
Net income/(loss)	—	—	—	—	—	159,452	—	159,452	56,186	215,638
Foreign currency translation adjustment	—	—	—	—	—	—	(8,354)	(8,354)	—	(8,354)
Issuance of new ordinary shares to satisfy vested share-based awards	569,244	—	4,781	—	(4,781)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	208,691	—	3,014	—	—	—	—	3,014	—	3,014
Acquisition of ordinary shares held in treasury	—	(319,000)	—	(5,090)	—	—	—	(5,090)	—	(5,090)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,386)	(1,953)	—	(4,339)	—	(4,339)
Share-based and deferred compensation	—	—	—	—	10,262	—	—	10,262	—	10,262
Dividends paid	—	—	—	—	—	(13,694)	—	(13,694)	—	(13,694)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(107,866)	(107,866)
End of period	220,091,323	(669,947)	610,033	(9,569)	39,640	1,793,047	(1,042)	2,432,109	865,242	3,297,351
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
The accompanying unaudited condensed consolidated financial statements and notes thereto as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2024 contained in the 2024 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2024 Form 10-K.
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
The methods and procedures to determine fair value of assets and liabilities may include, among others, (i) obtaining information provided by third parties when available, (ii) obtaining valuation-related information from the issuers or counterparties (or their respective advisors), (iii) performing comparisons of comparable or similar assets or liabilities, as applicable, (iv) calculating the present value of future cash flows, (v) assessing other analytical data and information relating to the asset or liability, as applicable, which is an indication of value, (vi) evaluating financial information provided by or otherwise available with respect to the counterparties or other relevant entities and (vii) entering into a market transaction with an arm’s-length counterparty.
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
Capital provision assets are recorded at initial fair value, which is equivalent to the initial transaction price for a given capital provision asset, based on an assessment that it is an arm’s-length transaction between independent third parties and an orderly transaction between market participants. Using the cash flow forecast and a discount rate, an appropriate risk-adjustment factor is calculated to be applied to the forecast cash inflows to calibrate the valuation model to the initial transaction price. Each reporting period, the cash flow forecast is updated based on the best available information on damages or settlement estimates, and it is determined whether there has been an objective event in the underlying litigation process that would change the litigation risk and thus the risk-adjustment factor associated with the capital provision asset. The risk-adjustment factor as adjusted for any objective events in the underlying litigation process is referred to as the adjusted risk premium. For example, assume the risk premium at inception is calculated to be 65%, which is held constant until there is a milestone event. Assuming there is a favorable trial court ruling one year later for which the applicable milestone factor is 50%, then the risk premium would be adjusted to 32.5%, effectively releasing 50% of the original 65% risk premium haircut that was applied. Conversely, assuming there is a negative event one year later for which the applicable milestone factor is (50%) then the risk premium would be adjusted to 82.5%, effectively closing the gap between the original risk premium of 65% and 100% by 50%. These objective events could include, among others:
▪A significant positive ruling or other objective event prior to any trial court judgment
▪A favorable trial court judgment
▪A favorable judgment on the first appeal
▪The exhaustion of as-of-right appeals

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), regarding derivatives scope refinements and scope clarification for share-based non-cash consideration from a customer in a revenue contract. ASU 2025-07 adds a scope exception to Topic 815 for certain non-exchange-traded contracts whose underlying is based on operations or activities specific to a party to the contract in order to improve the decision usefulness of financial reporting and reduce cost and complexity for entities analyzing and applying the derivative guidance. In addition, ASU 2025-07 is expected to reduce diversity in the accounting for share-based non-cash consideration from a customer for the transfer of goods or services, as well as provide investors with more comparable information and reduce accounting complexity and related reporting costs. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Group is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements.
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
The Group's effective tax rate was 23% and 7% for the three months ended September 30, 2025 and 2024, respectively, and 12% and 9% for the nine months ended September 30, 2025 and 2024, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction, and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024
Gross deferred tax assets	89,662	74,201
Gross deferred tax liabilities	(94,321)	(71,932)
Valuation allowance	(43,416)	(34,826)
Net deferred tax liabilities	(48,075)	(32,557)
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
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for either the three and nine months ended September 30, 2025 or for any prior tax year which currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, update its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this Form 10-Q, the Group is not subject to audit by any tax authority. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and onwards.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions and has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions had no impact to the Group’s effective tax rate and deferred tax assets and liabilities for the three and nine months ended September 30, 2025.
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
The CODM assesses the performance of the operating segments based on segment income/(loss) before income taxes, which consists of the significant measures of the reportable segments’ financial performance that include segment revenues, consisting of capital provision income/(loss) plus/less third-party interests in capital provision income, asset management income/(loss), marketable securities income/(loss) and interest and other income/(loss), less segment operating expenses, consisting of compensation and benefits, general, administrative and other expenses and case-related expenditures ineligible for inclusion in asset cost. The CODM uses this metric to assess operating segment performance, for purposes of making operating decisions and assessing financial performance, which informs the CODM’s allocation of resources. The Group excludes the proportional operating results that are attributable to third-party limited partners in its private funds,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
partners and minority investors, as the CODM does not consider them for the purposes of making decisions to allocate resources among operating segments or to assess operating segment performance. Although these amounts are excluded from segment income/(loss) before income taxes, they are included in reported consolidated income/(loss) before income taxes and are included in the reconciliation that follows.
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
Beginning for the year ended December 31, 2024, the Group renamed its Capital Provision segment to Principal Finance and allocated revenue, expenses and assets from other corporate to the Group’s two reportable segments with no change to the Group’s total segments (Burford-only) numbers. The change in the Group’s allocation methodology as of December 31, 2024 was due to the amounts relating to these operating and non-operating activities previously presented as other corporate, forming part of what is used internally to measure and evaluate the performance of the reportable segments. As a result of this change, the Group also recast certain previously reported amounts to conform with the change in allocation of revenue, expenses and assets to each reportable segment as noted below.
The tables below set forth certain information with respect to the Group’s unaudited condensed consolidated statements of operations by reportable segment for the periods indicated.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$62,060	$—	$62,060	$18,008	$80,068
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(19,718)	(19,718)
Asset management income/(loss)	—	(168)	(168)	2,715	2,547
Marketable securities income/(loss) and interest	6,681	—	6,681	105	6,786
Other income/(loss)	—	120	120	—	120
Total revenues	68,741	(48)	68,693	1,110	69,803

Compensation and benefits	24,930	5,766	30,696	—	30,696
General, administrative and other	8,578	1,865	10,443	84	10,527
Case-related expenditures ineligible for inclusion in asset cost	1,586	—	1,586	2,207	3,793
Operating expenses	35,093	7,632	42,725	2,291	45,016

Other expenses
Finance costs	41,549	—	41,549	—	41,549
Foreign currency transactions (gains)/losses and other expenses	(148)	(52)	(200)	(67)	(267)
Total other expenses	41,401	(52)	41,349	(67)	41,282

Income/(loss) before income taxes	(7,753)	(7,628)	(15,381)	(1,114)	(16,495)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$204,961	$—	$204,961	$66,027	$270,988
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(35,152)	(35,152)
Asset management income/(loss)	—	11,110	11,110	(7,963)	3,147
Marketable securities income/(loss) and interest	7,988	—	7,988	169	8,157
Other income/(loss)	—	1,974	1,974	—	1,974
Total revenues	212,949	13,084	226,033	23,081	249,114

Compensation and benefits	31,457	5,171	36,628	—	36,628
General, administrative and other	7,543	1,660	9,203	127	9,330
Case-related expenditures ineligible for inclusion in asset cost	180	—	180	755	935
Operating expenses	39,180	6,831	46,011	882	46,893

Other expenses
Finance costs	34,399	—	34,399	—	34,399
Foreign currency transactions (gains)/losses and other expenses	(1,488)	—	(1,488)	(22)	(1,510)
Total other expenses	32,911	—	32,911	(22)	32,889

Income/(loss) before income taxes	140,858	6,253	147,111	22,221	169,332
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado and other entities.
For the three months ended September 30, 2024, the Group recast $8.0 million of marketable securities income/(loss) and interest, $2.7 million of operating expenses, $0.2 million of reduction in finance costs and $(1.5) million of foreign currency transactions (gains)/losses and other expenses from other corporate to the Principal Finance segment. In addition, the Group recast $0.5 million of reduction in operating expenses from other corporate to the Asset Management and Other Services segment and $0.6 million of finance costs from the Asset Management and Other Services segment to the Principal Finance segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$308,420	$—	$308,420	$127,328	$435,748
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(83,771)	(83,771)
Asset management income/(loss)	—	20,781	20,781	(15,347)	5,434
Marketable securities income/(loss) and interest	21,923	—	21,923	247	22,170
Other income/(loss)	—	367	367	—	367
Total revenues	330,343	21,148	351,491	28,457	379,948

Compensation and benefits	76,077	17,886	93,963	—	93,963
General, administrative and other	23,186	5,043	28,229	300	28,529
Case-related expenditures ineligible for inclusion in asset cost	6,168	—	6,168	6,522	12,690
Operating expenses	105,431	22,929	128,360	6,822	135,182

Other expenses
Finance costs	109,408	—	109,408	—	109,408
Foreign currency transactions (gains)/losses and other expenses	(2,231)	(52)	(2,283)	(89)	(2,372)
Total other expenses	107,177	(52)	107,125	(89)	107,036

Income/(loss) before income taxes	117,735	(1,729)	116,006	21,724	137,730
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$342,224	$—	$342,224	$127,270	$469,494
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(46,640)	(46,640)
Asset management income/(loss)	—	29,270	29,270	(22,616)	6,654
Marketable securities income/(loss) and interest	20,686	—	20,686	360	21,046
Other income/(loss)	—	2,508	2,508	—	2,508
Total revenues	362,910	31,778	394,688	58,374	453,062

Compensation and benefits	73,481	14,145	87,626	—	87,626
General, administrative and other	19,632	4,318	23,950	572	24,522
Case-related expenditures ineligible for inclusion in asset cost	1,401	—	1,401	1,633	3,034
Operating expenses	94,514	18,463	112,977	2,205	115,182

Other expenses
Finance costs	101,432	—	101,432	—	101,432
Foreign currency transactions (gains)/losses and other expenses	(934)	—	(934)	(17)	(951)
Total other expenses	100,498	—	100,498	(17)	100,481

Income/(loss) before income taxes	167,898	13,315	181,213	56,186	237,399
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado and other entities.
For the nine months ended September 30, 2024, the Group recast $20.7 million of marketable securities income/(loss) and interest, $13.6 million of operating expenses, $1.9 million of finance costs and $(0.9) million of foreign currency transactions (gains)/losses and other expenses from other corporate to the Principal Finance segment. In addition, the Group recast $1.6 million of operating expenses from other corporate to the Asset Management and Other Services segment and $1.7 million of finance costs from the Asset Management and Other Services segment to the Principal Finance segment.
The table below sets forth specified line items with respect to the Group’s unaudited condensed consolidated statements of financial condition by reportable segment as of the dates indicated.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$727,154	$12,899	$740,053	$16,682	$756,735
Other assets	$24,642	$171,102	$195,744	$(116,849)	$78,895
Due from settlement of capital provision assets	$96,760	$—	$96,760	$—	$96,760
Capital provision assets	$3,902,667	$—	$3,902,667	$1,712,638	$5,615,305
Total assets	$4,862,940	$210,026	$5,072,966	$1,612,471	$6,685,437
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
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$5,544,683	$5,238,633	$5,243,917	$5,045,388
Deployments	136,745	98,150	453,525	400,894
Realizations	(139,361)	(254,165)	(518,286)	(559,019)
Income/(loss) for the period	73,716	266,759	410,470	467,461
Foreign exchange gains/(losses)	(478)	6,923	25,679	1,576
End of period	5,615,305	5,356,300	5,615,305	5,356,300

Deployed cost, end of period	2,467,503	2,377,874	2,467,503	2,377,874
Unrealized fair value, end of period	3,147,802	2,978,426	3,147,802	2,978,426
Total capital provision assets	5,615,305	5,356,300	5,615,305	5,356,300

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net realized gains/(losses)	$70,787	$86,940	$178,702	$262,273
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	2,929	179,819	231,768	205,188
Income/(loss) on capital provision assets	73,716	266,759	410,470	467,461
Foreign exchange gains/(losses)	2,164	568	18,540	(4,199)
Net income/(loss) from due from settlement of capital provision assets	2,957	6,244	5,912	8,815
Net gains/(losses) on financial liabilities at fair value through profit or loss	—	(2,583)	—	(2,583)
Other income/(loss)	1,231	—	826	—
Total capital provision income as reported in the unaudited condensed consolidated statements of operations	80,068	270,988	435,748	469,494
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$118,451	$199,997	$183,858	$265,540
Transfer of realizations from capital provision assets	139,361	254,165	518,286	559,019
Net income/(loss)	2,957	6,244	5,912	8,815
Proceeds from capital provision assets	(159,138)	(395,943)	(606,950)	(768,848)
Foreign exchange gains/(losses)	(4,871)	26	(4,346)	(37)
End of period	96,760	64,489	96,760	64,489

Current assets	84,190	50,690	84,190	50,690
Non-current assets	12,570	13,799	12,570	13,799
Total due from settlement of capital provision assets	96,760	64,489	96,760	64,489

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Management fee income	$1,347	$1,647	$4,234	$5,154
Performance fee income	1,200	1,500	1,200	1,500
Total asset management income(1)	2,547	3,147	5,434	6,654
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning of period	$211,160	$193,009	$217,552	$183,134
Long-term incentive compensation including accruals	7,468	18,559	27,208	33,213
Cash paid	(3,056)	(3,496)	(31,128)	(8,080)
Foreign exchange gains/(losses)	(689)	1,394	1,251	1,199
End of period	214,883	209,466	214,883	209,466
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
General expenses payable	$76,863	$66,966
Insurance liabilities	20,222	21,991
Lease liabilities	13,648	14,821
Audit fees payable	1,491	2,996
Tax payable	3,221	21,144
Payable for capital provision assets	3,853	14,055
Contingent fees	74,411	—
Total other liabilities	193,709	141,973
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3432 and $1.2529 as of September 30, 2025 and December 31, 2024, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	September 30, 2025	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Burford Capital Finance LLC
6.125% Bonds due August 12, 2025(2)	$—	$—	$129,275	$—	$129,641

Burford Capital PLC
5.000% Bonds due December 1, 2026(3)	$235,064	$234,662	$218,640	$234,412	$212,706

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$396,844	$395,913	$400,800	$399,012
6.875% Senior Notes due April 15, 2030	$360,000	$353,959	$352,961	$362,236	$360,220
9.250% Senior Notes due July 1, 2031	$675,000	$667,766	$666,823	$718,382	$717,748
7.500% Senior Notes due July 15, 2033(4)	$500,000	$490,219	$—	$509,815	$—
Total debt	$2,170,064	$2,143,450	$1,763,612	$2,225,645	$1,819,327
1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. During the three months ended September 30, 2025, Burford Capital Finance LLC, an indirect wholly owned subsidiary of the Company, redeemed the remaining $122.8 million in aggregate principal amount of the 6.125% Bonds which matured on August 12, 2025 (the “2025 Bonds”).

3. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% Bonds due 2026.
4. On July 11, 2025, Burford Capital Global Finance LLC, an indirect wholly owned subsidiary of the Company, issued $500.0 million aggregate principal amount of the 2033 Notes (as defined below). See “—Issuance of 2033 Notes” for additional information with respect to the issuance of the 2033 Notes.

The table below sets forth the maturities of the Company’s principal debt securities and interest payments as of the date indicated.

	September 30, 2025
($ in thousands)	Debt payable	Debt interest payable
2026	$—	$161,441
2027	235,064	155,564
2028	400,000	149,688
2029	—	124,688
2030	360,000	124,688
Thereafter	1,175,000	174,938
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
6.125% Bonds due 2025	$—	$157
5.000% Bonds due 2026	402	618
6.250% Senior Notes due 2028	3,156	4,087
6.875% Senior Notes due 2030	4,492	5,234
9.250% Senior Notes due 2031	10,898	12,319
7.500% Senior Notes due 2033	9,781	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(S in thousands)	2025	2024	2025	2024
Debt interest expense	$40,217	$33,259	$105,864	$97,989
Debt issuance costs incurred as finance costs	1,332	1,140	3,544	3,443
Total finance costs	41,549	34,399	109,408	101,432
Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the respective issuer that are fully and unconditionally guaranteed by the Company and certain of its wholly owned indirect subsidiaries. As of September 30, 2025, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
The Company is required to provide certain information pursuant to the indentures governing the 6.250% Senior Notes due 2028 (the “2028 Notes”), the 6.875% Senior Notes due 2030 (the “2030 Notes”), the 9.250% Senior Notes due 2031 (the “2031 Notes”) and the 7.500% Senior Notes due 2033 (the “2033 Notes”). The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) the Company and its Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes and the 2033 Notes, as applicable) and (ii) the Company’s Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes and the 2033 Notes, as applicable).

($ in thousands)	September 30, 2025	December 31, 2024
Company and its Restricted Subsidiaries
Total assets	$5,988,273	$5,335,289
Third-party indebtedness	2,143,450	1,763,612

Unrestricted Subsidiaries
Total assets	697,164	839,736
Third-party indebtedness	—	—

	Three months ended September 30,		Nine months ended September 30,
(S in thousands)	2025	2024	2025	2024
Company and its Restricted Subsidiaries
Total revenues	$69,542	$225,843	$352,389	$394,612

Unrestricted Subsidiaries
Total revenues	261	23,271	27,559	58,450
Issuance of 2033 Notes
On July 11, 2025, Burford Capital Global Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500.0 million aggregate principal amount of 7.500% Senior Notes due 2033 (the “2033 Notes”). The 2033 Notes bear interest at a rate of 7.500% per annum, with interest on the 2033 Notes payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2026. The 2033 Notes are scheduled to mature on July 15, 2033. The net proceeds from the offering of the 2033 Notes were used for the repayment of the 2025 Bonds at their scheduled maturity date and the remainder is intended to be used for general corporate purposes, including the potential repayment or retirement of other existing indebtedness, which may include the existing 5.000% bonds due 2026 of Burford Capital PLC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The 2033 Notes were issued under an indenture by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. The 2033 Notes (i) are senior unsecured obligations of the Issuer, (ii) rank equal in right of payment with all existing and future unsecured indebtedness of the Issuer that is not expressly subordinated in right of payment to the 2033 Notes and are senior in right of payment to all existing and future indebtedness of the Issuer expressly subordinated in right of payment to the 2033 Notes and (iii) are fully and unconditionally guaranteed on a senior and unsecured basis by the Company, Burford Capital Finance LLC and Burford Capital PLC. Each restricted subsidiary of the Company (other than the Issuer) that (i) incurs or guarantees any indebtedness under the notes of the Issuer or the guarantors of the 2033 Notes that were outstanding as of July 11, 2025 or (ii) incurs or guarantees other indebtedness for borrowed money of the Issuer or any guarantor of the 2033 Notes in an aggregate principal amount in excess of $10.0 million, is required to guarantee the 2033 Notes.
The Issuer may redeem all or part of the 2033 Notes on or after July 15, 2028 at the redemption prices set forth in the indenture governing the 2033 Notes, plus accrued and unpaid interest. The Issuer may redeem all or part of the 2033 Notes at any time before July 15, 2028 at a redemption price equal to 100% of the aggregate principal amount of the 2033 Notes redeemed, plus a make-whole premium and accrued and unpaid interest. In addition, prior to July 15, 2028, the Issuer may, at its option, redeem up to 40% of the aggregate principal amount of the 2033 Notes originally issued (calculated after giving effect to any issuance of additional 2033 Notes) with the proceeds of certain equity offerings at the redemption price set forth in the indenture governing the 2033 Notes, provided that at least 50% of the aggregate principal amount of the 2033 Notes originally issued (calculated after giving effect to any issuance of additional 2033 Notes) remains outstanding. Furthermore, the Issuer will be required to make an offer to repurchase all the outstanding 2033 Notes upon the occurrence of certain events constituting a Change of Control Triggering Event (as defined in the indenture governing the 2033 Notes) at a price equal to 101% of the principal amount of the 2033 Notes repurchased, plus accrued and unpaid interest. If the Issuer sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the 2033 Notes, the Issuer may be required to use some or all of such proceeds to offer to purchase the 2033 Notes (ratably with any other senior indebtedness with similar requirements) at 100% of the principal amount of the 2033 Notes repurchased (or, in the case of other senior indebtedness, at the price required thereby, but not to exceed 100% of the principal amount thereof), plus accrued and unpaid interest.
The indenture governing the 2033 Notes contains certain customary covenants, including restrictions on the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) pay cash dividends or make other cash distributions in respect of, or repurchase or redeem, capital stock or make other restricted payments (including restricted investments), (iii) create or incur certain liens, (iv) merge or consolidate with another company or sell all or substantially all of their assets and (v) enter into transactions with affiliates, in each case, subject to certain exceptions and qualifications set forth in the indenture governing the 2033 Notes. The indenture governing the 2033 Notes and the 2033 Notes are governed by the laws of the State of New York.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$847,001	$847,001
Portfolio	—	—	3,353,987	3,353,987
Portfolio with equity risk	—	—	41,311	41,311
Legal risk management	—	—	5,414	5,414
Non-derivative financial assets
Joint ventures and equity method investments	—	—	168,795	168,795
Single case with equity risk	4,462	—	—	4,462
Assets of consolidated investment companies
Core legal finance (BOF-C)	5,138	—	655,597	660,735
Core legal finance (EP Funds)	—	—	442,587	442,587
Lower risk legal finance (Advantage Fund)	—	—	91,013	91,013
Total capital provision assets	9,600	—	5,605,705	5,615,305

Due from settlement of capital provision assets	—	—	96,760	96,760
Marketable securities
Government securities	—	41,468	—	41,468
Corporate bonds	—	22,552	—	22,552
Asset-backed securities	—	1,251	—	1,251
Mutual funds	7,594	—	—	7,594
Certificates of deposit	6,217	—	—	6,217
Total assets	23,411	65,271	5,702,465	5,791,147

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	842,936	842,936
Total liabilities	—	—	842,936	842,936
Net total	23,411	65,271	4,859,529	4,948,211

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$1,052,519	$1,052,519
Portfolio	—	—	3,053,800	3,053,800
Portfolio with equity risk	—	—	65,041	65,041
Legal risk management	—	—	6,442	6,442
Non-derivative financial assets
Joint ventures and equity method investments	—	—	154,220	154,220
Single case with equity risk	8,711	—	—	8,711
Assets of consolidated investment companies
Core legal finance (BOF-C)	8,581	—	705,315	713,896
Lower risk legal finance (Advantage Fund)	—	—	189,288	189,288
Total capital provision assets	17,292	—	5,226,625	5,243,917

Due from settlement of capital provision assets	—	—	183,858	183,858
Marketable securities
Government securities	—	40,405	—	40,405
Corporate bonds	—	20,077	—	20,077
Asset-backed securities	—	1,971	—	1,971
Mutual funds	10,654	—	—	10,654
Certificates of deposit	5,913	—	—	5,913
Total assets	33,859	62,453	5,410,483	5,506,795

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	747,053	747,053
Total liabilities	—	—	747,053	747,053
Net total	33,859	62,453	4,663,430	4,759,742
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$807,141	$—	$—	$42,531	$(28,417)	$26,259	$(513)	$847,001
Portfolio	3,235,173	—	—	77,074	(22,582)	64,375	(53)	3,353,987
Portfolio with equity risk	76,951	—	—	92	(28,326)	(7,406)	—	41,311
Legal risk management	8,447	—	—	—	—	(3,040)	7	5,414
Joint ventures and equity method investments	180,779	—	—	1,390	(488)	(12,780)	(106)	168,795
Core legal finance (BOF-C)	699,942	—	—	15,105	(52,695)	(6,755)	—	655,597
Core legal finance (EP Funds)[1]	432,004	—	—	—	—	10,583	—	442,587
Lower risk legal finance (Advantage Fund)	91,022	—	—	553	(3,219)	2,657	—	91,013
Total capital provision assets	5,531,459	—	—	136,745	(135,727)	73,893	(665)	5,605,705
Due from settlement of capital provision assets	118,451	—	—	139,361	(159,138)	2,957	(4,871)	96,760
Total Level 3 assets	5,649,910	—	—	276,106	(294,865)	76,850	(5,536)	5,702,465

Financial liabilities relating to third-party interests in capital provision assets	823,430	—	—	(141)	—	19,718	(71)	842,936
Total Level 3 liabilities	823,430	—	—	(141)	—	19,718	(71)	842,936
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of September 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a ‘Single case’ capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to ‘Core legal finance (EP Funds)’. The ‘Core legal finance (EP Funds)’ end of period balance includes $85.0 million attributable to third-party interests, which are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2024
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,037,687	$—	$—	$32,327	$(12,842)	$80,192	$4,093	$1,141,457
Portfolio	2,895,744	—	—	34,212	(29,647)	130,379	2,108	3,032,796
Portfolio with equity risk	155,083	—	—	92	(117,040)	16,159	—	54,294
Legal risk management	6,087	—	—	—	—	378	247	6,712
Joint ventures and equity method investments	163,386	—	—	6,158	(38)	5,978	—	175,484
Core legal finance (BOF-C)	723,149	—	—	15,980	(69,396)	15,632	—	685,365
Lower risk legal finance (Advantage Fund)	238,561	—	—	9,381	(22,274)	12,289	—	237,957
Total capital provision assets	5,219,697	—	—	98,150	(251,237)	261,007	6,448	5,334,065
Due from settlement of capital provision assets	199,997	—	—	254,165	(395,943)	6,244	26	64,489
Total Level 3 assets	5,419,694	—	—	352,315	(647,180)	267,251	6,474	5,398,554

Financial liabilities relating to third-party interests in capital provision assets	716,178	—	—	8	—	35,152	—	751,338
Total Level 3 liabilities	716,178	—	—	8	—	35,152	—	751,338

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$149,931	$(163,766)	$85,254	$9,537	$847,001
Portfolio	3,053,800	—	—	138,853	(85,489)	239,862	6,961	3,353,987
Portfolio with equity risk	65,041	—	—	272	(28,326)	4,324	—	41,311
Legal risk management	6,442	—	—	—	—	(1,922)	894	5,414
Joint ventures and equity method investments	154,220	—	—	1,390	(1,313)	7,538	6,960	168,795
Core legal finance (BOF-C)	705,315	—	—	46,290	(120,176)	24,168	—	655,597
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	40,812	—	442,587
Lower risk legal finance (Advantage Fund)	189,288	—	—	1,488	(111,702)	11,939	—	91,013
Total capital provision assets	5,226,625	—	—	453,525	(510,772)	411,975	24,352	5,605,705
Due from settlement of capital provision assets	183,858	—	—	518,286	(606,950)	5,912	(4,346)	96,760
Total Level 3 assets	5,410,483	—	—	971,811	(1,117,722)	417,887	20,006	5,702,465

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,101	—	83,771	11	842,936
Total Level 3 liabilities	747,053	—	—	12,101	—	83,771	11	842,936
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of September 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a ‘Single case’ capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to ‘Core legal finance (EP Funds)’. The ‘Core legal finance (EP Funds)’ end of period balance includes $85.0 million attributable to third-party interests, which are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2024
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$934,131	$—	$—	$158,253	$(84,602)	$131,564	$2,111	$1,141,457
Portfolio	2,875,881	—	—	95,478	(168,163)	229,295	305	3,032,796
Portfolio with equity risk	142,659	—	—	273	(117,040)	28,402	—	54,294
Legal risk management	3,523	—	—	—	—	3,062	127	6,712
Joint ventures and equity method investments	178,628	—	—	6,158	(1,229)	(7,296)	(777)	175,484
Core legal finance (BOF-C)	705,092	—	—	72,626	(141,513)	49,160	—	685,365
Lower risk legal finance (Advantage Fund)	185,509	—	—	68,106	(43,544)	27,886	—	237,957
Total capital provision assets	5,025,423	—	—	400,894	(556,091)	462,073	1,766	5,334,065
Due from settlement of capital provision assets	265,540	—	—	559,019	(768,848)	8,815	(37)	64,489
Total Level 3 assets	5,290,963	—	—	959,913	(1,324,939)	470,888	1,729	5,398,554

Financial liabilities relating to third-party interests in capital provision assets	704,196	—	—	502	—	46,640	—	751,338
Total Level 3 liabilities	704,196	—	—	502	—	46,640	—	751,338
All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	September 30, 2025
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.5%	7.2%	6.4%
Duration(2) (years)				0.3	13.3	2.9
Adjusted risk premium				0.0%	100.0%	31.3%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$161,000	$113,489	$274,489	5.0%	40.0%	24.8%
Trial court judgment or tribunal award	96,266	113,795	210,061	25.0%	60.0%	55.3%
Appeal judgment	62,472	74,716	137,188	68.6%	80.0%	70.0%
Asset freeze	2,441	677	3,118	4.4%	4.4%	4.4%
Exhaustion of as-of-right appeals	5,000	7,165	12,165	80.0%	80.0%	80.0%
Exhaustion of all appeals	79,013	117,473	196,486	100.0%	100.0%	100.0%
Settlement	447	1,852	2,299	40.0%	80.0%	78.5%
Portfolios with multiple factors	638,485	417,120	1,055,605	0.4%	100.0%	20.3%
Other	325	(166)	159	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	33,791	(28,654)	5,137	(40.0)%	(60.0)%	(56.0)%
Trial court judgment or tribunal award	58,734	(34,458)	24,276	(10.0)%	(60.0)%	(54.4)%
Appeal judgment	7,989	(7,989)	—	(100.0)%	(100.0)%	(100.0)%
Portfolios with multiple factors	29,727	(25,270)	4,457	(10.0)%	(61.0)%	(32.6)%
No case milestone:	1,027,080	7,206	1,034,286
YPF-related assets:	113,108	1,550,464	1,663,572
	2,315,878	2,307,420	4,623,298

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	79,642	11,371	91,013	11.5%	20.4%	15.2%
Duration(2) (years)				1.0	6.3	2.6

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,723	17,735	48,458	12.5%	12.5%	12.5%
Resolution timing (years)				—	3.0	1.7
Conversion ratio				0.6	0.6	0.6

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	95,997	763	96,760	6.2%	6.2%	6.2%
Collection risk				—%	—%	—%

Level 3 assets and liabilities, net	2,522,240	2,337,289	4,859,529
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by $486.0 million and $466.3 million as of September 30, 2025 and December 31, 2024, respectively.
In addition, as of September 30, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by the following amounts.

($ in thousands)	September 30, 2025	December 31, 2024
+100 bps interest rates	$(170,358)	$(153,241)
+50 bps interest rates	(85,602)	(77,644)
-50 bps interest rates	89,623	78,514
-100 bps interest rates	180,206	159,169
Furthermore, as of September 30, 2025 and December 31, 2024, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have decreased or increased, respectively, by the following amounts.

($ in thousands)	September 30, 2025	December 31, 2024
+12 months duration(1)	$(393,265)	$(396,845)
+6 months duration(1)	(199,727)	(200,908)
-6 months duration(1)	226,484	196,721
-12 months duration(1)	404,822	405,926
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
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of September 30, 2025 and December 31, 2024, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Total assets	$2,214,770	$1,833,592
Total liabilities	402,673	8,711
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Total revenues	$24,177	$65,322	$130,254	$119,820

Cash flows
Proceeds	58,039	92,286	235,687	265,941
(Funding)	(19,895)	(25,541)	(54,463)	(141,392)

Cash balance at period end	18,730	17,839	18,730	17,839
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
On-balance sheet exposure	$35,399	$26,603
Off-balance sheet exposure - undrawn commitments	3,791	4,788
Maximum exposure to loss	39,190	31,391
13. Shareholders' equity
Share repurchases
At the annual general meeting held on May 14, 2025, the Company’s shareholders approved a resolution for the purchase of up to 21,942,190 ordinary shares of the Company on the open market, which authority is set

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to expire the earlier of (i) the close of the Company’s next annual general meeting to be held in 2026 and (ii) August 13, 2026. As of September 30, 2025, there were 21,912,963 ordinary shares available for open market repurchases under this authorization.
Dividends
On September 26, 2025, the Company’s board of directors (the “Board of Directors”) declared an interim dividend of 6.25¢ per ordinary share to be paid on December 4, 2025 to holders of the Company’s ordinary shares on the register of shareholders at the close of business on October 31, 2025.
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
14. Earnings per ordinary share
Basic earnings per ordinary share is computed by dividing net income/(loss) attributable to Burford Capital Limited shareholders by the weighted average number of ordinary shares issued and outstanding during the period. Diluted earnings per ordinary share was computed using the treasury stock method, which reflects the assumed conversion of all dilutive securities, including, when applicable, share-based awards and awards under the NQDC Plan. There were 75,645 and 183,202 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for the three and nine months ended September 30, 2025, respectively, and 368,444 and 562,392 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for the three and nine months ended September 30, 2024, respectively, as their inclusion would have had an anti-dilutive effect.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share data)	2025	2024	2025	2024
Net income/(loss) attributable to Burford Capital Limited shareholders	$(19,156)	$135,643	$100,069	$159,452

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	($0.09)	$0.62	$0.46	$0.73
Diluted	($0.09)	$0.61	$0.45	$0.71

Weighted average ordinary shares outstanding:
Basic	219,267,032	219,412,841	219,078,742	219,171,076
Dilutive effect of share-based awards	—	4,151,012	5,343,727	4,306,650
Diluted	219,267,032	223,563,853	224,422,469	223,477,726
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
The Group’s commitments are capped at a fixed amount in its financing agreements. In addition, as of September 30, 2025 and December 31, 2024, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated (assuming the GBP/USD exchange rate of $1.3432 and $1.2529 as of September 30, 2025 and December 31, 2024, respectively).

($ in thousands)	September 30, 2025	December 31, 2024
Definitive	$1,202,332	$962,808
Discretionary	795,839	1,032,433
Legal risk (definitive)	47,008	41,318
Total capital provision undrawn commitments	2,045,179	2,036,559
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
The table below sets forth the fundings of, and proceeds from, joint ventures and equity method investments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Fundings of joint ventures and equity method investments	$9,708	$4,265	$11,081	$7,874
Proceeds from joint ventures and equity method investments	4,291	48	5,347	2,940

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Credit risk from financial instruments
The Group is exposed to credit risk in various asset structures that are set forth in note 2 (Summary of significant accounting policies), most of which involve financing sums recoverable only from successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, the Group could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, the Group may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. The Group’s credit risk is uncertain given that its entitlement pursuant to its assets is generally not established until a successful resolution of claims, and its potential credit risk is mitigated by the parties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. The Group is also exposed to credit risk relating to cash and cash equivalents and marketable securities. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure for cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is as presented in the unaudited condensed consolidated statements of financial condition.
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $29.6 million and $17.1 million as of September 30, 2025 and December 31, 2024, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three and nine months ended September 30, 2025 and 2024.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
There have been no events since September 30, 2025 to the date of this Form 10-Q that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations
The following discussion and analysis of the financial condition and results of operations is intended to convey management’s perspective regarding the Group’s operational and financial performance for the three and nine months ended September 30, 2025 and 2024, respectively. It should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes included in the 2024 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in the 2024 Form 10-K.
Company overview
We are the world’s largest dedicated provider of capital, based on portfolio size, against the underlying value of litigation and legal assets, a business that we colloquially call legal finance. We are a global firm that serves the industry of law by providing an array of financial products and services. Our largest business is providing capital to clients engaged in ongoing legal disputes, capital that they can use to pay the legal fees and expenses associated with those disputes, to monetize the expected future value of those disputes or to do both. Our focus is on large, complex disputes, not on small-scale litigation typically pursued by consumers or small businesses.
Economic and market conditions
Our portfolio returns are driven by judicial activity, and we believe these returns are generally uncorrelated to market conditions or the performance of the overall economy. The most direct impact of economic and market conditions on our business relates to our cost of debt and ease of access to corporate debt capital markets, as well as movements in market rates that cause adjustments to the discount rates applied in the fair value of our assets and that impact our quarterly revenue recognition in accordance with US GAAP. We believe that we maintain access to corporate debt capital markets, supported by credit rating upgrades from Moody’s in the second quarter of 2025 and from S&P in the third quarter of 2024 and as demonstrated by a successful debt offering in July 2025. Overall, we believe our business model is particularly resilient to economic and market cycles due to the nature of the assets that drive our revenues and cash flow.
More broadly, economic conditions can have an impact on the amount and type of litigation that we may consider financing. For example, increased rates of corporate insolvencies can lead to opportunities to finance litigation relating to or arising out of insolvencies and bankruptcies; higher interest rates or other forms of economic stress can cause businesses to act illegally (such as to conspire to fix prices) leading to financeable claims; and pressure from shareholders and markets can lead to the commission of securities fraud and other similar acts, again resulting in financeable claims.
During the three and nine months ended September 30, 2025, the rising potential for global trade disruption through the implementation of tariffs drove significant volatility in global financial markets. We do not believe that a broad elevation in global tariff rates would have a significant impact on the performance of our legal finance portfolio or our financial results. While the economic impact of trade tariffs is uncertain at this point, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, although it is usual for this to occur with a lag.
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
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, court activity has continued to work through the backlog caused by the Covid-19 pandemic and, during the three and nine months ended September 30, 2025, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics. We are often protected on duration risk, however, as many of our assets have time-based terms that increase our absolute returns as time passes, we consider delays to be deferral of income rather than its permanent diminution. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.
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
Basis of presentation of financial information
We report our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and comparative periods contained in this Form 10-Q in accordance with US GAAP. Our unaudited condensed consolidated financial statements are presented in US dollars.
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
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 and our unaudited condensed consolidated financial condition as of September 30, 2025 and December 31, 2024, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2025 refers to the three or nine months ended September 30, 2025 and any references to 2024 refers to the three or nine months ended September 30, 2024.

Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Total revenues	$69,803	$249,114	$(179,311)	(72)%	$379,948	$453,062	$(73,114)	(16)%
Total operating expenses	45,016	46,893	(1,877)	(4)%	135,182	115,182	20,000	17%
Operating income/(loss)	24,787	202,221	(177,434)	(88)%	244,766	337,880	(93,114)	(28)%

Total other expenses	41,282	32,889	8,393	26%	107,036	100,481	6,555	7%
Income/(loss) before income taxes	(16,495)	169,332	(185,827)	NM	137,730	237,399	(99,669)	(42)%

Provision for/(benefit from) income taxes	3,775	11,468	(7,693)	(67)%	15,937	21,761	(5,824)	(27)%
Net income/(loss)	(20,270)	157,864	(178,134)	NM	121,793	215,638	(93,845)	(44)%

Net income/(loss) attributable to non-controlling interests	(1,114)	22,221	(23,335)	NM	21,724	56,186	(34,462)	(61)%
Net income/(loss) attributable to Burford Capital Limited shareholders	(19,156)	135,643	(154,799)	NM	100,069	159,452	(59,383)	(37)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues decreased 72% for the three months ended September 30, 2025, primarily due to a decrease in capital provision income, arising from lower fair value adjustments. The decrease in total revenues was partially offset by a decrease in operating expenses, primarily due to lower fair value driven compensation-related accruals, partially offset by higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost. The net result was $19.2 million in net loss attributable to Burford Capital Limited shareholders for the three months ended September 30, 2025, as compared to net income of $135.6 million for the three months ended September 30, 2024.
Total revenues decreased 16% for the nine months ended September 30, 2025, primarily due to a decrease in capital provision income, arising from lower net realized gains, while operating expenses increased, primarily due to increases in share-based and deferred compensation costs and in case-related expenditures ineligible for inclusion in asset cost. The net result was $100.1 million in net income attributable to Burford Capital Limited shareholders for the nine months ended September 30, 2025, as compared to net income of $159.5 million for the nine months ended September 30, 2024.

Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Capital provision income/(loss)	$80,068	$270,988	$(190,920)	(70)%	$435,748	$469,494	$(33,746)	(7)%
Plus/(Less): Third-party interests in capital provision assets	(19,718)	(35,152)	15,434	(44)%	(83,771)	(46,640)	(37,131)	80%
Asset management income/(loss)	2,547	3,147	(600)	(19)%	5,434	6,654	(1,220)	(18)%
Marketable securities income/(loss) and interest	6,786	8,157	(1,371)	(17)%	22,170	21,046	1,124	5%
Other income/(loss)	120	1,974	(1,854)	(94)%	367	2,508	(2,141)	(85)%
Total revenues	69,803	249,114	(179,311)	(72)%	379,948	453,062	(73,114)	(16)%
Capital provision income/(loss)
Three months ended September 30, 2025 as compared to three months ended September 30, 2024
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended September 30,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$70,787	$86,940	$(16,153)	(19)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	2,929	179,819	(176,890)	(98)%
Foreign exchange gains/(losses)	2,164	568	1,596	281%
Other	4,188	3,661	527	14%
Total capital provision income/(loss)	80,068	270,988	(190,920)	(70)%
For the three months ended September 30, 2025, net realized gains were $70.8 million, comprising $95.8 million of gross realized gains, offset by gross realized losses of $25.0 million. For the three months ended September 30, 2024, net realized gains were $86.9 million, comprising $92.2 million of gross realized gains, offset by gross realized losses of $5.3 million. While there was more case activity in 2025 as compared to 2024, we did not have a single large realized gain in 2025 of the size we experienced in 2024, which thus impacted our net realized gains. Overall, net realized gains resulted from $139.4 million in realizations for the three months ended September 30, 2025, as compared to $254.2 million in realizations for the three months ended September 30, 2024.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and its transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $2.9 million for the three months ended September 30, 2025 as compared to the unrealized gain of $179.8 million for the three months ended September 30, 2024, with the relative movement in discount rates and passage of time having the largest impacts on the change period over period. No single asset had a significant impact on the results relating to other input changes.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from June 30, 2025, applying those same rates to the portfolio at September 30, 2025, fair value would have been approximately $32.6 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.4% as of September 30, 2025, from 6.5% as of June 30, 2025, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was slightly up at 31.3% as of September 30, 2025, from 31.0% as of June 30, 2025. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Nine months ended September 30, 2025 as compared to nine months ended September 30, 2024
The table below sets forth the components of our capital provision income for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$178,702	$262,273	$(83,571)	(32)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	231,768	205,188	26,580	13%
Foreign exchange gains/(losses)	18,540	(4,199)	22,739	NM
Other	6,738	6,232	506	8%
Total capital provision income/(loss)	435,748	469,494	(33,746)	(7)%
For the nine months ended September 30, 2025, net realized gains were $178.7 million, comprising $232.0 million of gross realized gains, offset by gross realized losses of $53.3 million. For the nine months ended September 30, 2024, net realized gains were $262.3 million, comprising $293.5 million of gross realized gains, offset by gross realized losses of $31.2 million. While there was more case activity in 2025 as compared to 2024, we had two large realized gains in 2024 that we did not experience in 2025, which thus impacted our net realized gains. Overall, net realized gains resulted from $518.3 million in realizations for the nine months ended September 30, 2025, as compared to $559.0 million in realizations for the nine months ended September 30, 2024.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and its transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $231.8 million for the nine months ended September 30, 2025 as compared to the unrealized gain of $205.2 million for the nine months ended September 30, 2024, with the Turnover Order (as defined below) having the largest impact.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2024, applying those same rates to the portfolio at September 30, 2025, fair value would have been approximately $99.8 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.4% as of September 30, 2025, from 6.9% as of December 31, 2024, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was slightly down at 31.3% as of September 30, 2025, from 31.4% as of December 31, 2024. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets reduced capital provision income by $19.7 million for the three months ended September 30, 2025. The lower reduction as compared to 2024 reflected the proportionate decrease in the unrealized gain related to the YPF assets, mainly due to the impact of the relative movement in discount rates.
Third-party interests in capital provision assets reduced capital provision income by $83.8 million for the nine months ended September 30, 2025, due to increases in the fair value of the YPF-related assets which were higher in 2025 given the progression closer to our expected conclusion date and a decrease in discount rates. The period-over-period change was also impacted by the Turnover Order.
Asset management income/(loss)
Asset management income decreased 19% and 18% for the three and nine months ended September 30, 2025, respectively, as the remaining funds are in run off and are therefore earning less management fee income period over period while they continue to generate episodic performance fee income. The timing of the recognition of performance fees is variable as they are recognized when a reliable estimate of the performance fees can be made, and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The maturity and the terms of the applicable distribution waterfall for each of our private funds impacts this timing. As BOF-C and the Advantage Fund are consolidated entities, asset management income from these private funds is eliminated on a consolidated basis and is not reflected here. See “—Asset Management and Other Services segment” for a discussion of our asset management income, reflecting the impact of the income from BOF-C and the Advantage Fund.
Marketable securities income/(loss) and interest
Marketable securities income and interest decreased 17% for the three months ended September 30, 2025, primarily driven by lower US yields and the weakening of the pound sterling against the US dollar in our non-USD holdings, partially offset by higher cash and cash equivalents and marketable securities balances.
Marketable securities income and interest increased 5% for the nine months ended September 30, 2025, primarily driven by higher cash and cash equivalents and marketable securities balances and the impact of the appreciation of the pound sterling against the US dollar in our non-USD holdings, partially offset by lower US yields.
Other income/(loss)
Other income/(loss) decreased 94% for the three months ended September 30, 2025, primarily due to lower insurance net income related to fewer new policies in 2025 as compared to 2024.
Other income/(loss) decreased 85% for the nine months ended September 30, 2025, primarily due to lower insurance net income related to policy losses.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Salaries and benefits	$11,215	$10,194	$1,021	10%	$35,359	$32,760	$2,599	8%
Annual incentive compensation	5,091	4,792	299	6%	14,410	14,503	(93)	(1)%
Share-based and deferred compensation	6,922	3,083	3,839	125%	16,986	7,150	9,836	138%
Long-term incentive compensation including accruals	7,468	18,559	(11,091)	(60)%	27,208	33,213	(6,005)	(18)%
Total compensation and benefits	30,696	36,628	(5,932)	(16)%	93,963	87,626	6,337	7%
General, administrative and other	10,527	9,330	1,197	13%	28,529	24,522	4,007	16%
Case-related expenditures ineligible for inclusion in asset cost	3,793	935	2,858	306%	12,690	3,034	9,656	318%
Total operating expenses	45,016	46,893	(1,877)	(4)%	135,182	115,182	20,000	17%
Total operating expenses decreased 4% for the three months ended September 30, 2025, primarily due to lower fair value driven compensation-related accruals, partially offset by higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost mainly related to the consolidation of the EP Funds.
Total operating expenses increased 17% for the nine months ended September 30, 2025, driven primarily by higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds, partially offset by lower fair value driven compensation-related accruals.
The increase in share-based and deferred compensation costs for the three and nine months ended September 30, 2025, is primarily attributable to an increase in deferred compensation expense due to the expense acceleration of awards to staff who have met the service conditions of the awards, partially offset by the decrease in the price of Burford shares.
The decrease in long-term incentive compensation including accruals for the three and nine months ended September 30, 2025 is correlated to the fair value of the capital provision asset portfolio, which primarily related to lower capital provision income in 2025 as compared to 2024.

Case-related expenditures ineligible for inclusion in asset cost significantly increased for the three and nine months ended September 30, 2025, reflecting an increase in the level of expenses and instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases. Examples of the incurrence of such expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $2.2 million and $0.7 million of the total case-related expenditures ineligible for inclusion in asset cost for the three months ended September 30, 2025 and 2024, respectively, and $9.5 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
Case-related expenditures ineligible for inclusion in asset cost also include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $1.6 million and $0.2 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended September 30, 2025 and 2024, respectively, and $3.2 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Other expenses
The table below sets forth the components our total other expenses for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Finance costs	41,549	34,399	$7,150	21%	109,408	101,432	7,976	8%
Foreign currency transactions (gains)/losses and other expenses	(267)	(1,510)	1,243	(82)%	(2,372)	(951)	(1,421)	149%
Total other expenses	41,282	32,889	8,393	26%	107,036	100,481	6,555	7%
Finance costs
Finance costs increased 21% and 8% for the three and nine months ended September 30, 2025, respectively, primarily due to higher interest expense related to the issuance of the 2033 Notes during the three months ended September 30, 2025.
Foreign currency transactions (gains)/losses and other expenses
Foreign currency transactions (gains)/losses and other expenses decreased 82% for the three months ended September 30, 2025, primarily driven by the weakening of the pound sterling against the US dollar.
Foreign currency transactions (gains)/losses and other expenses increased 149% for the nine months ended September 30, 2025, primarily driven by the strengthening of both the pound sterling and euro against the US dollar.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Provision for/(benefit from) income taxes:	$3,775	$11,468	$(7,693)	(67)%	$15,937	$21,761	$(5,824)	(27)%
Provision for income taxes decreased 67% for the three months ended September 30, 2025, primarily reflecting the impact of losses incurred during the three months ended September 30, 2025 and a reduction in overall taxable income for 2025. Cash taxes paid were $0.02 million and $12.3 million for the three months ended September 30, 2025 and 2024, respectively.

Provision for income taxes decreased 27% for the nine months ended September 30, 2025, primarily due to a reduction in overall taxable income for 2025. Cash taxes paid were $21.2 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Net income/(loss) attributable to non-controlling interests:	$(1,114)	$22,221	$(23,335)	NM	$21,724	$56,186	$(34,462)	(61)%
We consolidate certain entities that have other shareholders and/or investors, including the Advantage Fund and BOF-C. The Advantage Fund does not have a traditional management and performance fee structure, but instead we retain any excess returns after the first 10% of annual simple returns are remitted to the Advantage Fund’s investors. With respect to BOF-C, under the co-investing arrangement with the sovereign wealth fund, we (in our capacity as the appointed investment adviser) receive reimbursement of expenses from BOF-C up to a certain level before we or the sovereign wealth fund, as applicable, receive a return of capital. After the repayment of capital, we then receive a portion of the return generated from the assets held by BOF-C. We include 100% of the Advantage Fund’s and BOF-C’s income and expenses in the applicable line items in our unaudited condensed consolidated statements of operations (for example, 100% of the income on the Advantage Fund’s and BOF-C’s capital provision assets is included in capital provision income in our unaudited condensed consolidated statements of operations), and the net amount of those income and expense line items that relate to third-party interests is included in net income/(loss) attributable to non-controlling interests. In turn, this net amount is deducted from net income/(loss) to arrive at net income/(loss) attributable to Burford Capital Limited shareholders in our unaudited condensed consolidated statements of operations. Net income/(loss) attributable to non-controlling interests does not include Colorado and the EP Funds. See note 2 (Summary of significant accounting policies—Consolidation) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our consolidation policies.
Net income/(loss) attributable to non-controlling interests decreased for the three months ended September 30, 2025, reflecting non-controlling interests’ share of income on capital provision assets, primarily due to the decrease in the capital provision income from BOF-C and due to the decrease in the revenue from the Advantage Fund, mainly as a result of less revenue generated from the outstanding assets in the fund.
Net income/(loss) attributable to non-controlling interests decreased 61% for the nine months ended September 30, 2025, reflecting non-controlling interests’ share of income on capital provision assets, primarily due to the decrease in the revenue from the Advantage Fund, mainly as a result of less revenue generated from the outstanding assets in the fund, and due to the decrease in the capital provision income from BOF-C.
Unaudited condensed consolidated statements of financial condition as of September 30, 2025 as compared to December 31, 2024
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents	$677,653	$469,930	$207,723	44%
Marketable securities	79,082	79,020	62	0.1%
Other assets	78,895	61,006	17,889	29%
Due from settlement of capital provision assets	96,760	183,858	(87,098)	(47)%
Capital provision assets	5,615,305	5,243,917	371,388	7%
Cash and cash equivalents and marketable securities
Cash and cash equivalents increased 44% and marketable securities increased 0.1% both as of September 30, 2025. The net increase in cash and cash equivalents and marketable securities primarily reflects the issuance of the 2033 Notes, partially offset by the redemption of the 2025 Bonds and the impact from third-party net distributions.
Other assets
Other assets increased 29% as of September 30, 2025, primarily due to higher receivables and from the acquisition of an equity method investment.
Due from settlement of capital provision assets
Due from settlement of capital provision assets decreased 47% as of September 30, 2025, primarily due to cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.9 million of due from settlement receivables as of December 31, 2024, 68% was collected in cash during 2025.
Capital provision assets
Capital provision assets increased 7% as of September 30, 2025, primarily reflecting fair value gains earned in 2025 and continued deployments into capital provision assets, partially offset by the impact of realizations.
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

	September 30, 2025			December 31, 2024
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$5,615,305	$(1,712,638)	$3,902,667	$5,243,917	$(1,672,693)	$3,571,224
Deployed costs	2,467,503	(656,487)	1,811,016	2,341,377	(668,784)	1,672,593
Deployed costs on YPF-related assets	189,572	(76,464)	113,108	76,405	(6,829)	69,576
Deployed costs on non-YPF-related assets	2,277,931	(580,023)	1,697,908	2,264,972	(661,955)	1,603,017
Unrealized gains	3,147,802	(1,056,151)	2,091,651	2,902,540	(1,003,909)	1,898,631
Unrealized gains on YPF-related assets	2,354,423	(803,959)	1,550,464	2,118,112	(722,213)	1,395,899
Unrealized gains on non-YPF-related assets	793,379	(252,192)	541,187	784,428	(281,696)	502,732
On a consolidated basis, the aggregate fair value of our capital provision assets was $5.6 billion, the aggregate deployed cost was $2.5 billion and the aggregate unrealized gains were $3.1 billion each as of September 30, 2025. The increase of $126.1 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024—Revenues” above for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $3.9 billion, the aggregate deployed cost was $1.8 billion and the aggregate unrealized gains were $2.1 billion each as of September 30, 2025. The increase of $138.4 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).

Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets—our financing of the Petersen and Eton Park claims (as described below)—is based on the same methodology that we use to value all our other capital provision assets. In June 2019, we sold a portion of the Petersen claim, constituting $100.0 million of a $148.0 million placement, to a number of institutional investors. Other third-party holders sold the remaining portion. Given the size of this sale and the participation of a meaningful number of third-party institutional investors, we concluded that this market evidence should be factored into our valuation process of the YPF-related assets. As a result, we have utilized the implicit valuation of the Petersen claim to calibrate our model to determine the fair value of the YPF-related assets in subsequent periods through September 30, 2025. Episodic subsequent trading of portions of the Petersen claim have not been factored into our valuation process of the YPF-related assets.
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
On September 15, 2023, the Court issued a final judgment (the “September 2023 Final Judgment”) that resulted in a complete win by Petersen and Eton Park with respect to damages against the Republic of Argentina of $16.1 billion, comprised of $14.3 billion due to Petersen and $1.7 billion due to Eton Park. The September 2023 Final Judgment awards post-judgment interest at a rate of 5.42% per annum, computed daily to the date of payment and compounded annually. On October 10, 2023, the Republic of Argentina filed a notice of appeal with the US Court of Appeals for the Second Circuit ("Second Circuit") and, on October 18, 2023, Petersen and Eton Park filed a notice a cross-appeal as to the dismissal of their claims against YPF S.A. On August 23, 2024, briefing on the appeal and cross-appeal was completed. On October 29, 2025, oral argument of the appeal and cross-appeal occurred before a panel of the Second Circuit and the panel’s decision was reserved and will be released in due course. As with any litigation matter, litigation outcomes are risky and difficult to predict, and a loss in a litigation matter may result in the total loss of our capital and balance sheet asset value associated with that matter.
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
On June 30, 2025, the Court granted Petersen and Eton Park’s motion (the “Turnover Order”) seeking an order that the Republic of Argentina turn over its 51% of YPF S.A.’s Class D shares to Petersen and Eton Park, in partial satisfaction of the $16.1 billion judgment. The Republic of Argentina has appealed this ruling to the US Court of Appeals for the Second Circuit, which has been stayed pending appeal.
On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $2.5 billion as of September 30, 2025. Our cost basis and unrealized gains increased $113.2 million and $236.3 million to $189.6 million and $2.4 billion, respectively, during 2025. The increase in the cost basis was due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date, the impact of the Turnover Order and the impact from discount rates.

Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $1.7 billion as of September 30, 2025. Our cost basis and our unrealized gains increased $43.5 million and $154.6 million to $113.1 million and $1.6 billion, respectively, during 2025. The increase in the cost basis was due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date, the impact of the Turnover Order and the impact from discount rates.
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
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Definitive	$1,202,332	$962,808	$239,524	25%
Discretionary	795,839	1,032,433	(236,594)	(23)%
Legal risk (definitive)	47,008	41,318	5,690	14%
Total capital provision undrawn commitments	2,045,179	2,036,559	8,620	—%
As of September 30, 2025, approximately 61% of our legal finance undrawn commitments related to definitive commitments and 39% related to discretionary, as compared to 49% and 51%, respectively as of December 31, 2024.

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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and we provide other services to the legal industry for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of September 30, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.
Unaudited condensed statements of operations for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended September 30, 2025
Total revenues	$68,741	$(48)	$68,693	$1,110	$69,803
Total operating expenses	35,093	7,632	42,725	2,291	45,016
Total other expenses	41,401	(52)	41,349	(67)	41,282
Income/(loss) before income taxes	(7,753)	(7,628)	(15,381)	(1,114)	(16,495)

Three months ended September 30, 2024
Total revenues	212,949	13,084	226,033	23,081	249,114
Total operating expenses	39,180	6,831	46,011	882	46,893
Total other expenses	32,911	—	32,911	(22)	32,889
Income/(loss) before income taxes	140,858	6,253	147,111	22,221	169,332

Change
Total revenues	(144,208)	(13,132)	(157,340)	(21,971)	(179,311)
Total operating expenses	(4,087)	801	(3,286)	1,409	(1,877)
Total other expenses	8,490	(52)	8,438	(45)	8,393
Income/(loss) before income taxes	(148,611)	(13,881)	(162,492)	(23,335)	(185,827)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The decrease in capital provision income, arising from lower fair value adjustments due to the relative movement of discount rates, was the main driver of the decrease in income before income taxes for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 on both consolidated and total segments (Burford-only) bases.

The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Nine months ended September 30, 2025
Total revenues	$330,343	$21,148	$351,491	$28,457	$379,948
Total operating expenses	105,431	22,929	128,360	6,822	135,182
Total other expenses	107,177	(52)	107,125	(89)	107,036
Income/(loss) before income taxes	117,735	(1,729)	116,006	21,724	137,730

Nine months ended September 30, 2024
Total revenues	362,910	31,778	394,688	58,374	453,062
Total operating expenses	94,514	18,463	112,977	2,205	115,182
Total other expenses	100,498	—	100,498	(17)	100,481
Income/(loss) before income taxes	167,898	13,315	181,213	56,186	237,399

Change
Total revenues	(32,567)	(10,630)	(43,197)	(29,917)	(73,114)
Total operating expenses	10,917	4,466	15,383	4,617	20,000
Total other expenses	6,679	(52)	6,627	(72)	6,555
Income/(loss) before income taxes	(50,163)	(15,044)	(65,207)	(34,462)	(99,669)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The decrease in capital provision income, arising from lower net realized gains, was the main driver of the decrease in income before income taxes for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 on both consolidated and total segments (Burford-only) bases.
An increase in operating expenses, for both consolidated and total segments (Burford-only), further contributed to the decrease in income before income taxes. In each case, the increase in operating expenses was primarily due to higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost, partially offset by lower fair value driven compensation-related accruals.
An increase in other expenses, for both consolidated and total segments (Burford-only), also contributed to the decrease in income before income taxes. In each case, the increase in other expenses was primarily due to higher interest expense related to the issuance of the 2033 Notes during the three months ended September 30, 2025. The net result was $137.7 million and $116.0 million in income before income taxes for the nine months ended September 30, 2025, on a consolidated and total segments (Burford-only) bases, respectively.
For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

The table below sets forth the components of our operating expenses by consolidated and total segments (Burford-only) for the periods indicated.

		Reconciliation
($ in thousands)	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended September 30, 2025
Compensation and benefits
Salaries and benefits	$11,215	$—	$11,215
Annual incentive compensation	5,091	—	5,091
Share-based and deferred compensation	6,922	—	6,922
Long-term incentive compensation including accruals	7,468	—	7,468
General, administrative and other	10,443	84	10,527
Case-related expenditures ineligible for inclusion in asset cost	1,586	2,207	3,793
Total operating expenses	42,725	2,291	45,016

Three months ended September 30, 2024
Compensation and benefits
Salaries and benefits	10,194	—	10,194
Annual incentive compensation	4,792	—	4,792
Share-based and deferred compensation	3,083	—	3,083
Long-term incentive compensation including accruals	18,559	—	18,559
General, administrative and other	9,203	127	9,330
Case-related expenditures ineligible for inclusion in asset cost	180	755	935
Total operating expenses	46,011	882	46,893

Change
Compensation and benefits
Salaries and benefits	1,021	—	1,021
Annual incentive compensation	299	—	299
Share-based and deferred compensation	3,839	—	3,839
Long-term incentive compensation including accruals	(11,091)	—	(11,091)
General, administrative and other	1,240	(43)	1,197
Case-related expenditures ineligible for inclusion in asset cost	1,406	1,452	2,858
Total operating expenses	(3,286)	1,409	(1,877)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total operating expenses, for the three months ended September 30, 2025, decreased $1.9 million on a consolidated basis and $3.3 million on a total segments (Burford-only) basis. In each case, the decrease in total operating expenses was primarily due to lower fair value driven compensation-related accruals, mainly related to lower capital provision income in 2025 as compared to 2024. The decrease in total operating expenses was, in each case, partially offset by higher share-based and deferred compensation costs and higher case-related expenditures ineligible for inclusion in asset cost mainly related to the consolidation of the EP Funds. The higher share-based and deferred compensation costs were primarily attributable to an increase in deferred compensation expense due to the expense acceleration of awards to staff who have met the service conditions of the awards, partially offset by the decrease in the price of Burford shares.

The table below sets forth the components of our operating expenses by consolidated and total segments (Burford-only) for the periods indicated.

		Reconciliation
($ in thousands)	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Nine months ended September 30, 2025
Compensation and benefits
Salaries and benefits	$35,359	$—	$35,359
Annual incentive compensation	14,410	—	14,410
Share-based and deferred compensation	16,986	—	16,986
Long-term incentive compensation including accruals	27,208	—	27,208
General, administrative and other	28,229	300	28,529
Case-related expenditures ineligible for inclusion in asset cost	6,168	6,522	12,690
Total operating expenses	128,360	6,822	135,182

Nine months ended September 30, 2024
Compensation and benefits
Salaries and benefits	32,760	—	32,760
Annual incentive compensation	14,503	—	14,503
Share-based and deferred compensation	7,150	—	7,150
Long-term incentive compensation including accruals	33,213	—	33,213
General, administrative and other	23,950	572	24,522
Case-related expenditures ineligible for inclusion in asset cost	1,401	1,633	3,034
Total operating expenses	112,977	2,205	115,182

Change
Compensation and benefits
Salaries and benefits	2,599	—	2,599
Annual incentive compensation	(93)	—	(93)
Share-based and deferred compensation	9,836	—	9,836
Long-term incentive compensation including accruals	(6,005)	—	(6,005)
General, administrative and other	4,279	(272)	4,007
Case-related expenditures ineligible for inclusion in asset cost	4,767	4,889	9,656
Total operating expenses	15,383	4,617	20,000
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total operating expenses, for the nine months ended September 30, 2025, increased $20.0 million on a consolidated basis and $15.4 million on a total segments (Burford-only) basis. In each case, the increase in total operating expenses was driven mainly by higher share-based and deferred compensation costs, primarily attributable to an increase in deferred compensation expense due to the expense acceleration of awards to staff who have met the service conditions of the awards, partially offset by the decrease in the price of Burford shares. The increase in total operating expenses was also driven by higher case-related expenditures ineligible for inclusion in asset cost related to the consolidation of the EP Funds, partially offset by lower fair value driven compensation-related accruals, mainly due to a decrease in capital provision income.

Unaudited condensed statements of financial condition as of September 30, 2025, as compared to December 31, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
September 30, 2025
Cash and cash equivalents and marketable securities	$727,154	$12,899	$740,053	$16,682	$756,735
Other assets	$24,642	$171,102	$195,744	$(116,849)	$78,895
Due from settlement of capital provision assets	$96,760	$—	$96,760	$—	$96,760
Capital provision assets	$3,902,667	$—	$3,902,667	$1,712,638	$5,615,305
Total assets	$4,862,940	$210,026	$5,072,966	$1,612,471	$6,685,437

December 31, 2024
Cash and cash equivalents and marketable securities	$508,031	$12,650	$520,681	$28,269	$548,950
Other assets	$23,711	$151,770	$175,481	$(114,475)	$61,006
Due from settlement of capital provision assets	$183,651	$—	$183,651	$207	$183,858
Capital provision assets	$3,571,224	$—	$3,571,224	$1,672,693	$5,243,917
Total assets	$4,397,954	$190,377	$4,588,331	$1,586,694	$6,175,025

Change
Cash and cash equivalents and marketable securities	$219,123	$249	$219,372	$(11,587)	$207,785
Other assets	$931	$19,332	$20,263	$(2,374)	$17,889
Due from settlement of capital provision assets	$(86,891)	$—	$(86,891)	$(207)	$(87,098)
Capital provision assets	$331,443	$—	$331,443	$39,945	$371,388
Total assets	$464,986	$19,649	$484,635	$25,777	$510,412
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total assets, as of September 30, 2025, increased $510.4 million on a consolidated basis and increased $484.6 million on a total segments (Burford-only) basis. In each case, the increase in total assets is mainly attributable to an increase in capital provision assets and by increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of September 30, 2025 as compared to December 31, 2024” above for additional information on the components of our unaudited condensed consolidated statements of financial condition. For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets financed by third-party capital through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$3,902,667	$3,571,224	$331,443	9%
Undrawn commitments	1,701,559	1,632,856	68,703	4%
Total portfolio value - Principal Finance segment	5,604,226	5,204,080	400,146	8%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,218,184	1,353,893	(135,709)	(10)%
Undrawn commitments	431,278	491,186	(59,908)	(12)%
Total	1,649,462	1,845,079	(195,617)	(11)%

Post-settlement
Fair value	202,797	272,424	(69,627)	(26)%
Undrawn commitments	27,501	67,961	(40,460)	(60)%
Total	230,298	340,385	(110,087)	(32)%

Total portfolio value - Asset Management and Other Services segment	1,879,760	2,185,464	(305,704)	(14)%

Capital provision assets - group-wide portfolio
Fair value	5,323,648	5,197,541	126,107	2%
Undrawn commitments	2,160,338	2,192,003	(31,665)	(1)%
Total group-wide portfolio	7,483,986	7,389,544	94,442	1.3%
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

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Principal Finance segment (Burford-only)	$114,545	$100,861	$13,684	14%	$515,119	$443,451	$71,668	16%
Asset Management and Other Services segment (funded by third-parties)	25,543	31,627	(6,084)	(19)%	62,245	143,888	(81,643)	(57)%
Group-wide new commitments	140,088	132,488	7,600	6%	577,364	587,339	(9,975)	(2)%

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
Unaudited condensed statements of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Capital provision income/(loss)	$62,060	$204,961	$(142,901)	(70)%	$308,420	$342,224	$(33,804)	(10)%
Marketable securities income/(loss) and interest	6,681	7,988	(1,307)	(16)%	21,923	20,686	1,237	6%
Total revenues	68,741	212,949	(144,208)	(68)%	330,343	362,910	(32,567)	(9)%

Compensation and benefits	24,930	31,457	(6,527)	(21)%	76,077	73,481	2,596	4%
General, administrative and other	8,578	7,543	1,035	14%	23,186	19,632	3,554	18%
Case-related expenditures ineligible for inclusion in asset cost	1,586	180	1,406	NM	6,168	1,401	4,767	340%
Total operating expenses	35,093	39,180	(4,087)	(10)%	105,431	94,514	10,917	12%

Finance costs	41,549	34,399	7,150	21%	109,408	101,432	7,976	8%
Foreign currency transactions (gains)/losses and other expenses	(148)	(1,488)	1,340	(90)%	(2,231)	(934)	(1,297)	139%
Total other expenses	41,401	32,911	8,490	26%	107,177	100,498	6,679	7%

Income/(loss) before income taxes	(7,753)	140,858	(148,611)	NM	117,735	167,898	(50,163)	(30)%
Total revenues decreased 68% for the three months ended September 30, 2025, mainly due to a decrease in capital provision income, which was primarily driven by lower fair value adjustments.
Total operating expenses decreased 10% for the three months ended September 30, 2025, primarily due to lower fair value driven compensation-related accruals as a result of lower capital provision income in 2025 as compared to 2024.
Total other expenses increased 26% for the three months ended September 30, 2025, primarily due to higher interest expense related to the issuance of the 2033 Notes during the three months ended September 30, 2025.
As a result of the factors described above, income/(loss) before income taxes decreased for the three months ended September 30, 2025.
Total revenues decreased 9% for the nine months ended September 30, 2025, mainly due to decrease in capital provision income, arising from lower net realized gains.
Total operating expenses increased 12% for the nine months ended September 30, 2025, driven primarily by higher case-related expenditures ineligible for inclusion in asset cost, related to the consolidation of the EP Funds.

Total other expenses increased 7% for the nine months ended September 30, 2025, primarily due to higher interest expense related to the issuance of the 2033 Notes during the three months ended September 30, 2025.
As a result of the factors described above, income/(loss) before income taxes decreased 30% for the nine months ended September 30, 2025.
Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Net realized gains/(losses)	$31,939	$56,490	$(24,551)	(43)%	$93,115	$185,537	$(92,422)	(50)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	23,943	144,719	(120,776)	(83)%	191,347	154,494	36,853	24%
Foreign exchange gains/(losses)	1,990	91	1,899	NM	17,220	(4,039)	21,259	NM
Other	4,188	3,661	527	14%	6,738	6,232	506	8%
Total capital provision income	62,060	204,961	(142,901)	(70)%	308,420	342,224	(33,804)	(10)%
Realized gains
Net realized gains on capital provision assets decreased 43% for the three months ended September 30, 2025, which were comprised of $49.5 million in gross realized gains, offset by $17.6 million in gross realized losses. For the three months ended September 30, 2024, net realized gains on capital provision assets were comprised of $61.3 million in gross realized gains, offset by $4.8 million in gross realized losses. While there was more case activity in 2025 as compared to 2024, we did not have a large realized gain in 2025 of the size we experienced in 2024 which thus impacted our net realized gains. As a percentage of average capital provision assets at cost during the three months ended September 30, 2025, gross realized losses were 3.8% (annualized) as compared to 2.8% for the year ended December 31, 2024.
Net realized gains on capital provision assets decreased 50% for the nine months ended September 30, 2025, which were comprised of $130.3 million in gross realized gains, offset by $37.2 million in gross realized losses. For the nine months ended September 30, 2024, net realized gains on capital provision assets were comprised of $213.0 million in gross realized gains, offset by $27.5 million in gross realized losses. While there was more case activity in 2025 as compared to 2024, we had two large realized gains in 2024 that we did not experience in 2025 which thus impacted our net realized gains. As a percentage of average capital provision assets at cost during the nine months ended September 30, 2025, gross realized losses were 2.8% (annualized) as compared to 2.8% for the year ended December 31, 2024.
Unrealized gains
Unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets decreased to $23.9 million for the three months ended September 30, 2025, with the relative movement in discount rates and passage of time having the largest impacts on the change period over period. No single asset had a significant impact on the results relating to other input changes. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets increased to $191.3 million for the nine months ended September 30, 2025, mainly due to the impact of the Turnover Order.
See “—Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024—Revenues—Capital provision income/(loss)” above for additional information with respect to the year-over-year change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).

Unaudited condensed statements of financial condition as of September 30, 2025, as compared to September 30, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$727,154	$508,031	$219,123	43%
Due from settlement of capital provision assets	96,760	183,651	(86,891)	(47)%
Capital provision assets	3,902,667	3,571,224	331,443	9%
Total assets	4,862,940	4,397,954	464,986	11%
Total assets increased 11% as of September 30, 2025, due to an increase in capital provision assets and increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of September 30, 2025 as compared to December 31, 2024” above for additional information.
Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Capital provision assets
Fair value	$3,902,667	$3,571,224	$331,443	9%
Undrawn commitments	1,701,559	1,632,856	68,703	4%
Total portfolio	5,604,226	5,204,080	400,146	8%
Total portfolio increased 8% as of September 30, 2025, driven by increases in fair value of capital provision assets resulting from greater financing and unrealized gains in 2025 plus an increase in undrawn commitments due to new commitments added in the same period. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of September 30, 2025.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Deployments	$118,624	$73,703	$44,921	61%	$323,721	$270,494	$53,227	20%
Realizations	82,456	162,980	(80,524)	(49)%	300,974	391,230	(90,256)	(23)%
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

Adjusted Burford-only	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Deployments	$118,732	$73,840	$44,892	61%	$329,419	$274,454	$54,965	20%
Realizations	85,288	168,416	(83,128)	(49)%	310,322	387,699	(77,377)	(20)%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments increased by 61% for the three months ended September 30, 2025. The increase in deployments for both the Principal Finance segment and the adjusted Burford-only basis was primarily from $35.3 million of monetizations related to three deals.
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments increased by 20% for the nine months ended September 30, 2025. The increase in deployments for both the Principal Finance segment and the adjusted Burford-only basis was primarily from more than $100.0 million of monetizations related to five deals.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of September 30, 2025, our Principal Finance portfolio consisted of 236 assets funded directly by our balance sheet and six additional assets held through the Advantage Fund. As of December 31, 2024, our Principal Finance portfolio consisted of 227 assets funded directly by our balance sheet and nine additional assets held through the Advantage Fund.
For both the Principal Finance segment and the adjusted Burford-only basis, total realizations decreased by 49% for the three months ended September 30, 2025. Total realizations decreased by 23% for the Principal Finance segment and by 20% for the adjusted Burford-only basis for the nine months ended September 30, 2025. The decrease in realizations was primarily due to a single large asset generating $114.5 million on both the Principal Finance segment and the adjusted Burford-only basis ($181.0 million in realizations on a Group-wide basis) in 2024 that was not replicated at such volume in 2025. Realization volumes can be quite variable on a quarter-to-quarter comparison.
Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Definitive	$1,029,478	$773,673	$255,805	33%
Discretionary	625,073	817,865	(192,792)	(24)%
Legal risk (definitive)	47,008	41,318	5,690	14%
Total capital provision undrawn commitments	1,701,559	1,632,856	68,703	4%
As of September 30, 2025, approximately 63% of our legal finance undrawn commitments related to definitive commitments and approximately 37% related to discretionary, as compared to 50% and 50%, respectively as of December 31, 2024. The period-over-period increase in undrawn commitments is due to new definitive commitments added during the nine months ended September 30, 2025, partially offset by the cancellation of unfunded discretionary commitments related to a single asset in the same period.
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
The WALs of the 270 concluded assets as of September 30, 2025 was relatively flat as compared to the WALs of the 248 concluded assets as of December 31, 2024. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	September 30, 2025	December 31, 2024
WAL weighted by deployed cost	2.4	2.5
WAL weighted by realizations	2.6	2.6
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

(in years)	September 30, 2025	December 31, 2024
WAL of active deployed capital	3.3	3.1
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	September 30, 2025	December 31, 2024
ROIC	83%	87%
IRR	26%	26%
Cumulative realizations	$3,623,369	$3,331,356
Our ROIC declined from 87% as of December 31, 2024 to 83% as of September 30, 2025 because we had a fast resolution in one large matter that originated in the 2024 vintage and resolved within eight months—we generated $93.8 million of realizations and $18.8 million in realized gains, amounting to a 40% IRR. The speed of the resolution meant that our nominal returns were lower (25% ROIC), causing a reduction in our overall cumulative ROIC (83% ROIC). Our total returns from this matter were higher than expressed here given the participation of other pools of capital outside the Principal Finance portfolio.
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

The table below sets forth the deployments by vintage for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
2009 vintage(1)	$—	$—	$—	$—
2010 vintage	94	83	205	1,404
2011 vintage	—	—	—	—
2012 vintage(1)	—	—	—	—
2013 vintage	—	—	—	—
2014 vintage	—	180	240	660
2015 vintage	5,873	3,791	10,346	11,793
2016 vintage	552	4,298	41,435	7,354
2017 vintage	958	657	2,254	5,095
2018 vintage	1,667	959	9,578	7,686
2019 vintage	6,729	3,857	14,251	11,007
2020 vintage	2,025	1,937	8,390	6,801
2021 vintage	3,642	7,769	17,818	22,596
2022 vintage	10,224	11,956	33,452	32,204
2023 vintage	8,250	10,994	25,486	48,400
2024 vintage	23,838	25,796	66,447	108,103
2025 vintage	54,789	—	99,268	—
Total deployments	118,641	72,277	329,171	263,103
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
Total capital provision asset deployments were $118.6 million during the three months ended September 30, 2025. Of the total capital deployed during 2025, 15% was related to the vintage year 2020 and earlier vintage years.
Total capital provision asset deployments were $329.2 million during the nine months ended September 30, 2025. Of the total capital deployed during 2025, 26% was related to the vintage year 2020 and earlier vintage years.

The table below sets forth the realizations by vintage for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
2009 vintage(1)	$—	$—	$—	$—
2010 vintage	—	—	—	—
2011 vintage	—	—	—	—
2012 vintage(1)	—	—	—	—
2013 vintage	—	—	107	230
2014 vintage	—	—	49	—
2015 vintage	329	11	6,282	1,711
2016 vintage	—	—	—	—
2017 vintage	2,726	12,131	16,984	24,092
2018 vintage	2,922	12,451	5,613	52,246
2019 vintage	5,128	640	10,601	47,483
2020 vintage	(162)	4,419	20,896	6,413
2021 vintage	52,430	120,356	71,192	146,316
2022 vintage	4,806	10,041	24,629	93,012
2023 vintage	11,002	1,291	25,690	5,575
2024 vintage	1,745	3,364	100,786	3,364
2025 vintage	3,825	—	8,874	—
Total realizations	84,752	164,704	291,705	380,442
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
Total capital provision asset realizations were $84.8 million during the three months ended September 30, 2025. Of the total realizations during 2025, 13% was related to the vintage year 2020 and earlier vintage years.
Total capital provision asset realizations were $291.7 million during the nine months ended September 30, 2025. Of the total realizations during 2025, 21% was related to the vintage year 2020 and earlier vintage years.
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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of September 30, 2025. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Unaudited condensed statements of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Asset management income/(loss)	$(168)	$11,110	$(11,278)	NM	$20,781	$29,270	$(8,489)	(29)%
Other income/(loss)	120	1,974	(1,854)	(94)%	367	2,508	(2,141)	(85)%
Total revenues	(48)	13,084	(13,132)	NM	21,148	31,778	(10,630)	(33)%

Compensation and benefits	5,766	5,171	595	12%	17,886	14,145	3,741	26%
General, administrative and other	1,865	1,660	205	12%	5,043	4,318	725	17%
Total operating expenses	7,632	6,831	801	12%	22,929	18,463	4,466	24%

Foreign currency transactions (gains)/losses and other expenses	(52)	—	(52)	NM	(52)	—	(52)	NM
Total other expenses	(52)	—	(52)	NM	(52)	—	(52)	NM

Income/(loss) before income taxes	(7,628)	6,253	(13,881)	NM	(1,729)	13,315	(15,044)	NM
Total revenues decreased for the three months ended September 30, 2025, primarily driven from lower asset management income, reflecting a decrease in capital provision income earned by BOF-C and, therefore, less profit-sharing income from BOF-C contributing to asset management income for 2025.
Total operating expenses increased 12% for the three months ended September 30, 2025, primarily due to an increase in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes decreased for the three months ended September 30, 2025.
Total revenues decreased 33% for the nine months ended September 30, 2025, primarily driven from lower asset management income, reflecting a decrease in capital provision income earned by BOF-C and, therefore, less profit-sharing income from BOF-C contributing to asset management income for 2025. The decrease in total revenues was partially offset by the performance fee income from the Advantage Fund.
Total operating expenses increased 24% for the nine months ended September 30, 2025, primarily due to an increase in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes decreased for the nine months ended September 30, 2025.
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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2025	2024	Change	% change	2025	2024	Change	% change
Management fee income	$1,347	$1,647	$(300)	(18)%	$4,234	$5,154	$(920)	(18)%
Performance fee income	1,200	1,500	(300)	(20)%	5,600	1,500	4,100	273%
Profit sharing income from private funds	(2,715)	7,963	(10,678)	NM	10,947	22,616	(11,669)	(52)%
Total asset management income	(168)	11,110	(11,278)	NM	20,781	29,270	(8,489)	(29)%
Asset management income decreased for the three months ended September 30, 2025, primarily reflecting lower profit-sharing income from BOF-C, mainly from lower total revenues related to BOF-C's capital provision assets, primarily due to lower unrealized fair value adjustments.
Asset management income decreased 29% for the nine months ended September 30, 2025, primarily due to lower profit-sharing income from BOF-C, mainly from lower total revenues related to BOF-C's capital provision assets, partially offset by the performance fee income from the Advantage Fund.
Unaudited condensed statements of financial condition as of September 30, 2025, as compared to September 30, 2024
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Cash and cash equivalents and marketable securities	$12,899	$12,650	$249	2%
Other assets	171,102	151,770	19,332	13%
Total assets	210,026	190,377	19,649	10%
Total assets increased 10% as of September 30, 2025, primarily from the acquisition of an equity method investment and from the related receivable of the performance fee income from the Advantage Fund.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	September 30, 2025	December 31, 2024	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,218,184	$1,353,893	$(135,709)	(10)%
Undrawn commitments	431,278	491,186	(59,908)	(12)%
Total	1,649,462	1,845,079	(195,617)	(11)%

Post-settlement
Fair value	202,797	272,424	(69,627)	(26)%
Undrawn commitments	27,501	67,961	(40,460)	(60)%
Total	230,298	340,385	(110,087)	(32)%

Total portfolio value	1,879,760	2,185,464	(305,704)	(14)%

Total portfolio value, funded by third parties, decreased 14% as of September 30, 2025. The decrease in our total portfolio was driven largely by the impact of robust realizations which occurred in 2025 and the conclusion of assets that will not be replaced in certain private funds for which the investment period has ended.
Private funds
As of September 30, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		September 30, 2025
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$186	$129	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	334	423	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	402	308	352	2%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	394	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	258	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	380	329	389	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	368	307	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,299	827	968	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,528	3,711	3,220
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
As of September 30, 2025, and December 31, 2024, our total AUM was $3.2 billion and $3.5 billion, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and vehicles. The total portfolio value shown for our Asset Management and Other Services segment of $1.9 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, and also excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.

Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	September 30, 2025			December 31, 2024
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Cash and cash equivalents	$677,653	$(16,682)	$660,971	$469,930	$(28,269)	$441,661
Marketable securities	79,082	—	79,082	79,020	—	79,020
Total	756,735	(16,682)	740,053	548,950	(28,269)	520,681
On a consolidated basis, our cash and cash equivalents and marketable securities increased 38% as of September 30, 2025, while on a total segments (Burford-only) basis, our cash and cash equivalents and marketable securities increased 42% as of September 30, 2025. The net increase in cash and cash equivalents and marketable securities for both the consolidated and total segments (Burford-only) bases, primarily reflects the issuance of the 2033 Notes, partially offset by the redemption of the 2025 Bonds. For the consolidated basis, the net increase in cash and cash equivalents and marketable securities was also partially offset by the impact from third-party net distributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the three months ended September 30, 2025, we issued the 2033 Notes and redeemed in full the remaining 2025 Bonds, which matured on August 12, 2025. As of September 30, 2025, we had five series of debt securities outstanding, of which one series was listed on the Order Book for Retail Bonds of the London Stock Exchange and four series were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities.
We manage our business with relatively low levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of September 30, 2025, the weighted average maturity of our outstanding debt securities of 4.9 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.6 years.
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
Our debt securities that are listed on the Order Book for Retail Bonds of the London Stock Exchange as of the date of this Form 10-Q contain one significant financial covenant, which is a leverage ratio requirement that we maintain a level of Group Net Debt (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated net debt, or our total principal amount of debt outstanding less cash and cash equivalents and marketable securities) that is less than 50% of our Group Total Assets (as defined in the trust deeds governing such debt securities, and generally equivalent to our consolidated tangible assets, or our total assets less goodwill). As of September 30, 2025 and December 31, 2024, our consolidated net debt to consolidated tangible assets ratio was 22% and 20%, respectively. In addition, the indentures governing the 2028 Notes and the 2030 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of September 30, 2025 and December 31, 2024, our Consolidated Indebtedness to Net Tangible Equity Ratio was 0.9 to 1.00 and 0.8 to 1.00, respectively. Furthermore, the indentures governing the 2031 Notes and the 2033 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to

Consolidated Equity Ratio (as defined in the indentures governing the 2031 Notes and the 2033 Notes) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of September 30, 2025 and December 31, 2024, our Consolidated Indebtedness to Consolidated Equity Ratio was 0.8 to 1.00 and 0.7 to 1.00, respectively, with respect to the 2031 Notes and 0.8 to 1.00 and none, respectively, with respect to the 2033 Notes. See “—Reconciliations—Debt leverage ratio calculations” for the calculations of our debt leverage ratios. As of September 30, 2025, we were in compliance with all of the covenants under the trust deeds and the indentures, as applicable.
We are required to provide certain information pursuant to the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes and the 2033 Notes. The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) us and our Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes and the 2033 Notes, as applicable) and (ii) our Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes and the 2033 Notes, as applicable).

($ in thousands)	September 30, 2025	December 31, 2024
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$5,988,273	$5,335,289
Third-party indebtedness	2,143,450	1,763,612

Unrestricted Subsidiaries
Total assets	697,164	839,736
Third-party indebtedness	—	—

	Three months ended September 30,		Nine months ended September 30,
(S in thousands)	2025	2024	2025	2024
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$69,542	$225,843	$352,389	$394,612

Unrestricted Subsidiaries
Total revenues	261	23,271	27,559	58,450
Cash flows
We believe our available cash and cash from operations, which include proceeds from our capital provision assets, will be adequate to fund our operations and future growth, satisfy our working capital requirements, meet obligations under our debt securities, pay dividends and meet other liquidity requirements for the foreseeable future.
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities	$50,889	$235,386
Net cash provided by/(used in) investing activities	(8,442)	(139)
Net cash provided by/(used in) financing activities	163,624	117,261
Net increase/(decrease) in cash and cash equivalents	206,071	352,508
Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided/(used) by operating activities for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities before proceeds/(funding) of operating activities	$(109,861)	$(170,056)
Net proceeds from/(funding of) marketable securities	7,325	37,488
Proceeds from capital provision assets	606,950	768,848
Funding of capital provision assets	(453,525)	(400,894)
Net cash provided by/(used in) operating activities	50,889	235,386
Net cash provided by operating activities was $50.9 million for the nine months ended September 30, 2025. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily lower proceeds received from capital provision assets.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2025. The period-over-period change in net cash provided by/(used in) investing activities was primarily due to the acquisition of an equity method investment.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities was $163.6 million for the nine months ended September 30, 2025. The period-over-period change in net cash provided by/(used in) financing activities was primarily due to the issuance of the 2033 Notes in 2025, partially offset by the redemption of the 2025 Bonds and the impact from third-party net distributions.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Nine months ended September 30,
($ in thousands)	2025	2024
Proceeds from capital provision assets	$389,431	$518,203
Proceeds from asset management income	16,743	17,189
Proceeds from other items(1)	17,314	20,156
Cash receipts	423,488	555,548
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts decreased 24% for the nine months ended September 30, 2025, reflecting primarily lower cash receipts from realizations during 2025 as compared to 2024. In addition, during 2025 we had lower collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024 as compared to our collections in 2024 on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2023. Of the $183.7 million of due from settlement receivables as of December 31, 2024, 68% was collected in cash during 2025.
See “—Reconciliations—Cash receipts reconciliation” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.

Dividends
On September 26, 2025, the Board of Directors declared an interim dividend of 6.25¢ per ordinary share to be paid on December 4, 2025 to holders of the Company’s ordinary shares on the register of shareholders at the close of business on October 31, 2025.
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
Off-balance sheet arrangements
As of September 30, 2025 and December 31, 2024, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $3.8 million and $4.8 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.
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
As of September 30, 2025 and December 31, 2024, should management’s estimate of the value of those instruments have been 10% higher or lower, as applicable, than provided for in our fair value estimates, while all other variables remained constant, our consolidated income and net assets would have increased and decreased, respectively, by $486.0 million and $466.3 million, respectively.
Furthermore, as of September 30, 2025 and December 31, 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the

Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	September 30, 2025	December 31, 2024
+100 bps interest rates	$(170,358)	$(153,241)
+50 bps interest rates	(85,602)	(77,644)
-50 bps interest rates	89,623	78,514
-100 bps interest rates	180,206	159,169

Principal Finance segment
($ in thousands)	September 30, 2025	December 31, 2024
+100 bps interest rates	$(125,621)	$(109,132)
+50 bps interest rates	(63,245)	(55,276)
-50 bps interest rates	65,905	56,046
-100 bps interest rates	132,770	113,583
As of September 30, 2025 and December 31, 2024, should duration have been six or 12 months lower or higher, as applicable, than the actual duration used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	September 30, 2025	December 31, 2024
+12 months duration(1)	$(393,265)	$(396,845)
+6 months duration(1)	(199,727)	(200,908)
-6 months duration(1)	226,484	196,721
-12 months duration(1)	404,822	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	September 30, 2025	December 31, 2024
+12 months duration(1)	$(279,861)	$(268,484)
+6 months duration(1)	(141,325)	(135,827)
-6 months duration(1)	160,621	133,446
-12 months duration(1)	285,910	280,636
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

	September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$677,653	$(16,682)	$660,971
Marketable securities	79,082	—	79,082
Other assets	78,895	116,849	195,744
Due from settlement of capital provision assets	96,760	—	96,760
Capital provision assets	5,615,305	(1,712,638)	3,902,667
Goodwill	134,016	—	134,016
Deferred tax asset	3,726	—	3,726
Total assets	6,685,437	(1,612,471)	5,072,966

Liabilities
Debt interest payable	50,468	—	50,468
Other liabilities	193,709	(78,296)	115,413
Long-term incentive compensation payable	214,883	—	214,883
Debt payable	2,143,450	—	2,143,450
Financial liabilities relating to third-party interests in capital provision assets	842,936	(842,936)	—
Deferred tax liability	51,801	—	51,801
Total liabilities	3,497,247	(921,232)	2,576,015
Total shareholders' equity	3,188,190	(691,239)	2,496,951

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$469,930	$(28,269)	$441,661
Marketable securities	79,020	—	79,020
Other assets	61,006	114,475	175,481
Due from settlement of capital provision assets	183,858	(207)	183,651
Capital provision assets	5,243,917	(1,672,693)	3,571,224
Goodwill	133,948	—	133,948
Deferred tax asset	3,346	—	3,346
Total assets	6,175,025	(1,586,694)	4,588,331

Liabilities
Debt interest payable	12,097	—	12,097
Other liabilities	141,973	(2,238)	139,735
Long-term incentive compensation payable	217,552	—	217,552
Debt payable	1,763,612	—	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	747,053	(747,053)	—
Deferred tax liability	35,903	—	35,903
Total liabilities	2,918,190	(749,291)	2,168,899
Total shareholders' equity	3,256,835	(837,403)	2,419,432

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

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,544,683	$(1,733,413)	$3,811,270	$5,243,917	$(1,672,693)	$3,571,224
Deployments	136,745	(18,121)	118,624	453,525	(129,804)	323,721
Realizations	(139,361)	56,905	(82,456)	(518,286)	217,312	(300,974)
Income for the period	73,716	(17,834)	55,882	410,470	(126,008)	284,462
Foreign exchange gains/(losses)	(478)	(175)	(653)	25,679	(1,445)	24,234
End of period	5,615,305	(1,712,638)	3,902,667	5,615,305	(1,712,638)	3,902,667

Deployed cost, end of period	2,467,503	(656,487)	1,811,016	2,467,503	(656,487)	1,811,016
Unrealized fair value, end of period	3,147,802	(1,056,151)	2,091,651	3,147,802	(1,056,151)	2,091,651
Capital provision assets	5,615,305	(1,712,638)	3,902,667	5,615,305	(1,712,638)	3,902,667

	Three months ended September 30, 2024			Nine months ended September 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,238,633	$(1,703,768)	$3,534,865	$5,045,388	$(1,613,276)	$3,432,112
Deployments	98,150	(24,447)	73,703	400,894	(130,400)	270,494
Realizations	(254,165)	91,185	(162,980)	(559,019)	167,789	(391,230)
Income for the period	266,759	(65,550)	201,209	467,461	(127,430)	340,031
Foreign exchange gains/(losses)	6,923	(493)	6,430	1,576	244	1,820
End of period	5,356,300	(1,703,073)	3,653,227	5,356,300	(1,703,073)	3,653,227

Deployed cost, end of period	2,377,874	(701,294)	1,676,580	2,377,874	(701,294)	1,676,580
Unrealized fair value, end of period	2,978,426	(1,001,779)	1,976,647	2,978,426	(1,001,779)	1,976,647
Capital provision assets	5,356,300	(1,703,073)	3,653,227	5,356,300	(1,703,073)	3,653,227

Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$70,787	$(38,848)	$31,939	$178,702	$(85,587)	$93,115
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	2,929	21,014	23,943	231,768	(40,421)	191,347
Income/(loss) on capital provision assets	73,716	(17,834)	55,882	410,470	(126,008)	284,462
Foreign exchange gains/(losses)	2,164	(174)	1,990	18,540	(1,320)	17,220
Net income/(loss) from due from settlement of capital provision assets	2,957	—	2,957	5,912	—	5,912
Other income/(loss)	1,231	—	1,231	826	—	826
Total capital provision income	80,068	(18,008)	62,060	435,748	(127,328)	308,420

	Three months ended September 30, 2024			Nine months ended September 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$86,940	$(30,450)	$56,490	$262,273	$(76,736)	$185,537
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	179,819	(35,100)	144,719	205,188	(50,694)	154,494
Income/(loss) on capital provision assets	266,759	(65,550)	201,209	467,461	(127,430)	340,031
Foreign exchange gains/(losses)	568	(477)	91	(4,199)	160	(4,039)
Net income/(loss) on due from settlement of capital provision assets	6,244	—	6,244	8,815	—	8,815
Net gains/(losses) from financial liabilities at fair value through profit or loss	(2,583)	—	(2,583)	(2,583)	—	(2,583)
Total capital provision income	270,988	(66,027)	204,961	469,494	(127,270)	342,224

Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$118,451	$—	$118,451	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	139,361	(56,905)	82,456	518,286	(217,312)	300,974
Net income/(loss)	2,957	—	2,957	5,912	—	5,912
Proceeds from capital provision assets	(159,138)	56,905	(102,233)	(606,950)	217,519	(389,431)
Foreign exchange gains/(losses)	(4,871)	—	(4,871)	(4,346)	—	(4,346)
End of period	96,760	—	96,760	96,760	—	96,760

	Three months ended September 30, 2024			Nine months ended September 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$199,997	$—	$199,997	$265,540	$(80,273)	$185,267
Transfer of realizations from capital provision assets	254,165	(91,185)	162,980	559,019	(167,789)	391,230
Net income/(loss)	6,244	—	6,244	8,815	—	8,815
Proceeds from capital provision assets	(395,943)	91,185	(304,758)	(768,848)	248,062	(520,786)
Foreign exchange gains/(losses)	26	—	26	(37)	—	(37)
End of period	64,489	—	64,489	64,489	—	64,489

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,202,332	$(172,854)	$1,029,478
Discretionary	795,839	(170,766)	625,073
Legal risk (definitive)	47,008	—	47,008
Total capital provision undrawn commitments	2,045,179	(343,620)	1,701,559

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$962,808	$(189,135)	$773,673
Discretionary	1,032,433	(214,568)	817,865
Legal risk (definitive)	41,318	—	41,318
Total capital provision undrawn commitments	2,036,559	(403,703)	1,632,856

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,347	$—	$1,347	$4,234	$—	$4,234
Performance fee income	1,200	—	1,200	1,200	4,400	5,600
Profit sharing income from funds	—	(2,715)	(2,715)	—	10,947	10,947
Total asset management income	2,547	(2,715)	(168)	5,434	15,347	20,781

	Three months ended September 30, 2024			Nine months ended September 30, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,647	$—	$1,647	$5,154	$—	$5,154
Performance fee income	1,500	—	1,500	1,500	—	1,500
Profit sharing income from funds	—	7,963	7,963	—	22,616	22,616
Total asset management income	3,147	7,963	11,110	6,654	22,616	29,270
Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Consolidated deployments	$136,745	$98,150	$453,525	$400,894
Plus/(Less): Third-party interests	(18,121)	(24,447)	(129,804)	(130,400)
Total segments (Burford-only) total deployments	118,624	73,703	323,721	270,494
Plus/(Less): Capital deployed to fund level but not yet invested	(10)	555	49	372
Plus/(Less): Capital deployed in prior years and invested in the current year	(249)	(1,915)	1,601	1,598
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	367	1,488	4,048	1,488
Plus/(Less): Deployments on behalf of subparticipations	—	9	—	502
Adjusted Burford-only total deployments	118,732	73,840	329,419	274,454
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

Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Consolidated realizations	$139,361	$254,165	$518,286	$559,019
Plus/(Less): Third-party interests	(56,905)	(91,185)	(217,312)	(167,789)
Total segments (Burford-only) total realizations	82,456	162,980	300,974	391,230
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	2,957	6,244	5,912	8,815
Plus/(Less): Loss from financial liabilities at fair value through profit or loss	—	(2,583)	—	(2,583)
Plus/(Less): Reported realizations held at joint venture and not yet distributed	191	1,476	3,945	3,171
Plus/(Less): Reported realizations held at fund level and not yet distributed	(316)	299	12,724	299
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	—	—	(13,233)	(13,233)
Adjusted Burford-only total realizations	85,288	168,416	310,322	387,699
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

	Nine months ended September 30,
($ in thousands)	2025	2024
Consolidated proceeds from capital provision assets	$606,950	$768,848
Less: Third-party interests	(217,519)	(248,062)
Total segments (Burford-only) proceeds from capital provision assets	389,431	520,786
Plus: Loss from financial liabilities at fair value through profit or loss	—	(2,583)
Burford-only proceeds from capital provision assets	389,431	518,203
Consolidated asset management income	5,434	6,654
Plus: Eliminated income from funds	15,347	22,616
Total segments (Burford-only) asset management income	20,781	29,270
Less: Non-cash adjustments(1)	(4,038)	(12,081)
Burford-only proceeds from asset management income	16,743	17,189
Burford-only proceeds from marketable securities interest and dividends	15,302	15,136
Burford-only proceeds from other income	2,012	5,020
Burford-only proceeds from other items	17,314	20,156
Cash receipts	423,488	555,548
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

($ in thousands, except share data)	September 30, 2025	December 31, 2024
Total Burford Capital Limited equity	$2,496,951	$2,419,432
Less: Goodwill	(134,016)	(133,948)
Tangible book value attributable to Burford Capital Limited	2,362,935	2,285,484

Basic ordinary shares outstanding	218,811,591	219,421,904

Tangible book value attributable to Burford Capital Limited per ordinary share	10.80	10.42
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” for additional information with respect to tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share.
Debt leverage ratio calculations
Consolidated net debt to consolidated tangible assets ratio calculation
The table below sets forth the calculations of consolidated net debt to consolidated tangible assets ratio as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Total principal amount of debt outstanding(1)	$2,170,064	$1,783,690
Plus: Derivative liabilities	—	—
Less: Cash and cash equivalents	(677,653)	(469,930)
Less: Marketable securities	(79,082)	(79,020)
Consolidated net debt	1,413,329	1,234,740

Total assets	6,685,437	6,175,025
Less: Goodwill	(134,016)	(133,948)
Consolidated tangible assets	6,551,421	6,041,077

Consolidated net debt to consolidated tangible assets ratio	22%	20%
1. Represents the total principal amount of debt outstanding as set forth in note 10 (Debt) to our unaudited condensed consolidated financial statements. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3432 and $1.2529 as of September 30, 2025 and December 31, 2024, respectively.

See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.

Consolidated Indebtedness to Net Tangible Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Debt payable	$2,143,450	$1,763,612
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Consolidated Indebtedness	2,143,450	1,763,612

Total equity	3,188,190	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(680,825)	(822,492)
Less: Goodwill	(134,016)	(133,948)
Net Tangible Equity	2,373,349	2,300,395

Consolidated Indebtedness to Net Tangible Equity Ratio	0.90x	0.77x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Consolidated Indebtedness to Consolidated Equity Ratio calculation
The table below sets forth the calculations of consolidated Indebtedness to consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Debt payable	$2,143,450	$1,763,612
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $100 million	(100,000)	(100,000)
Consolidated Indebtedness	2,043,450	1,663,612

Total equity	3,188,190	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(680,825)	(822,492)
Consolidated Equity	2,507,365	2,434,343

Consolidated Indebtedness to Consolidated Equity Ratio	0.81x	0.68x

The table below sets forth the calculations of Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indenture governing the 2033 Notes) as of the dates indicated.

($ in thousands)	September 30, 2025	December 31, 2024
Debt payable	$2,143,450	$—
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $135 million	(135,000)	—
Consolidated Indebtedness	2,008,450	—

Total equity	3,188,190	—
Less: Equity attributable to Unrestricted Subsidiaries	(680,825)	—
Consolidated Equity	2,507,365	—

Consolidated Indebtedness to Consolidated Equity Ratio	0.80x	—
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Item 3. Quantitative and qualitative disclosures about market risk
Market and asset risk
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of September 30, 2025 and December 31, 2024, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $7.9 million and $7.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve a high degree of risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets consist of a portfolio of assets, thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of September 30, 2025 and December 31, 2024, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, respectively, by $486.9 million and $468.1 million, respectively.
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
As of September 30, 2025 and December 31, 2024, the aggregate principal amount of our debt securities outstanding was $2.2 billion and $1.8 billion, respectively, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of September 30, 2025 and December 31, 2024, the future interest payments on our outstanding debt securities amounted to $891.0 million and $690.5 million, respectively, until their respective maturities in December 2026, April 2028, April 2030, July 2031 and July 2033, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of maturities.
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
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $29.6 million and $17.1 million as of September 30, 2025 and December 31, 2024, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three and nine months ended September 30, 2025 and 2024, respectively.
Currency risk
We hold assets denominated in currencies other than US dollar, our functional currency, including the pound sterling, Euro and Australian dollar. In addition, we issued debt securities denominated in pound sterling in 2017 that remained outstanding as of the date of this Form 10-Q. We are therefore exposed to currency risk, as values of the assets and liabilities denominated in other currencies will fluctuate due to changes in exchange rates. We may use forward exchange contracts from time to time to mitigate currency risk.

As of September 30, 2025 and December 31, 2024, should the pound sterling, Euro and Australian dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our capital provision assets and other assets/(liabilities) would have increased and decreased, respectively, as set forth in the tables below.

	September 30, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,308,726	$(2,251,964)	$—
Pound sterling	19,001	(192,714)	(17,371)
Euro	230,963	15,779	24,674
Australian dollar	32,121	—	3,212
Canadian dollar	22,023	1,655	2,368
Singapore dollar	2,471	129	260
Total	5,615,305	(2,427,115)	13,143

	December 31, 2024
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$4,987,457	$(1,828,220)	$—
Pound sterling	9,582	(178,431)	(16,885)
Euro	192,988	14,659	20,765
Australian dollar	22,558	50	2,261
Canadian dollar	28,745	4,646	3,339
Singapore dollar	2,587	214	280
Total	5,243,917	(1,987,082)	9,760
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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of September 30, 2025 and December 31, 2024, if interest rates had increased and decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated income and net assets, would have increased and decreased, respectively, by $1.7 million and $1.2 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on net income/(loss) or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	September 30, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$677,653	$31,277	$708,930
3 to 6 months	—	30,187	30,187
6 to 12 months	—	8,423	8,423
1 to 2 years	—	144	144
Greater than 2 years	—	579,406	579,406
Liabilities
6 to 12 months	—	—	—
1 to 2 years	—	235,064	235,064
Greater than 2 years	—	1,935,000	1,935,000
Net asset/(liabilities)	677,653	(1,520,627)	(842,974)

	December 31, 2024
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$469,930	$22,881	$492,811
3 to 6 months	—	23,057	23,057
6 to 12 months	—	8,544	8,544
1 to 2 years	—	12,009	12,009
Greater than 2 years	—	678,110	678,110
Liabilities
6 to 12 months	—	129,432	129,432
1 to 2 years	—	219,257	219,257
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	469,930	(1,039,088)	(569,158)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, we have not yet fully remediated the material weakness previously disclosed in the 2024 Form 10-K relating to a lack of available evidence to demonstrate the precision of management’s review of the controls to determine certain assumptions used in the measurement of the fair value of capital provision assets and thus our disclosure controls and procedures were not effective. This material weakness did not result in misstatements to our consolidated financial statements for any of the periods presented.
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
Changes in internal control over financial reporting
Other than with respect to the material weakness referenced above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2025 and 2024.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended September 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased	Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
July 1, 2025 - July 31, 2025	—	$—	—	21,912,963
August 1, 2025 - August 31, 2025	—	$—	—	21,912,963
September 1, 2025 - September 30, 2025	—	$—	—	21,912,963
Total	—	$—	—	21,912,963
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
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
Rule 10b5-1 trading arrangements
On August 28, 2025, Mr. Christopher Bogart, our Chief Executive Officer, as trustee of, and on behalf of, Christopher P. Bogart Revocable Trust, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Mr. Bogart’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 375,000 of the Company’s ordinary shares between December 2, 2025 and September 30, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On August 28, 2025, Mr. Jonathan Molot, our Chief Investment Officer, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Mr. Molot’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 375,000 of the Company’s ordinary shares between December 2, 2025 and September 30, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On August 28, 2025, Ms. Elizabeth O’Connell, our Chief Strategy Officer, as trustee of, and on behalf of, Elizabeth O’Connell Revocable Trust, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Ms. O’Connell’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 20,000 of the Company’s ordinary shares between December 2, 2025 and September 30, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On September 2, 2025, Ms. Aviva Will, our President, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Ms. Will’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 30,000 of the Company’s ordinary shares between December 2, 2025 and September 30, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On September 2, 2025, Mr. David Perla, our Vice Chair, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Mr. Perla’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 30,000 of the Company’s ordinary shares between December 2, 2025 and September 30, 2026 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Except as set forth above, no other “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended September 30, 2025.
Item 6. Exhibits
(a) Exhibits
The information required by this Item is set forth below.

Exhibit No.	Description
3.1
Memorandum of Incorporation (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form 20-F of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 11, 2020 (the “Registration Statement”)).

3.2	Articles of Incorporation, adopted by special resolution dated August 20, 2024 (incorporated by reference to Exhibit 3.2 to the 2024 Form 10-K).

Exhibit No.	Description
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

Dated: November 5, 2025