Form 10-K
period 2025-12-31
Burford Capital Ltd
filed 2026-02-26
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of ordinary shares, no par value (“ordinary shares”), held by non-affiliates of the registrant was $2,839,948,646 based on the closing price of ordinary shares as reported by the New York Stock Exchange on June 30, 2025.
As of February 19, 2026, there were 218,897,440 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K for the year ended December 31, 2025 (this “2025 Form 10-K”), to the extent not set forth in this 2025 Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual general meeting of shareholders to be held in 2026, which definitive proxy statement shall be filed with the US Securities and Exchange Commission within 120 days of December 31, 2025.

Forward-looking statements
This Annual Report on Form 10-K for the year ended December 31, 2025 (this “2025 Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
▪Adverse litigation outcomes and timing of resolution of litigation matters
▪Our ability to identify and select suitable legal finance assets
▪Improper use or disclosure of, or access to, privileged information, intellectual property or litigation or business strategy due to cybersecurity breaches, unauthorized use or theft
▪Inaccuracy or failure of the probabilistic model and decision science tools, including machine learning technology and generative artificial intelligence (collectively, “AI technologies”), we use to predict the returns on our legal finance assets and in our operations
▪Changes and uncertainty in laws, regulations and rules relating to the legal finance industry, including those relating to privileged information and/or disclosure and enforceability of legal finance arrangements
▪Inadequacies in our due diligence process or unforeseen developments
▪Credit risk and concentration risk relating to our legal finance assets
▪Lack of liquidity of our legal finance assets and commitments in excess of our available capital
▪Our ability to obtain attractive external capital, refinance our outstanding indebtedness or raise capital to meet our liquidity needs
▪Competitive factors and demand for our services and capital
▪Failure of lawyers who prosecute and/or defend claims that we have financed to exercise due skill and care or the misalignment of their interests or those of their clients with ours
▪Poor performance by the commitments we make on behalf of our private funds
▪Negative publicity about or public perception of the legal finance industry or us
▪Valuation uncertainty with respect to the fair value of our capital provision assets
▪Current and future legal, political and economic factors, including uncertainty surrounding the effects, severity and duration of public health threats and/or military actions
▪Developments in AI technologies and expectations relating to environmental, social and governance (“ESG”) considerations
▪Potential liability from litigation and legal proceedings against us
▪Our ability to hire and retain key personnel
▪Risks relating to our international operations as a result of differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments
▪Exposure to foreign currency exchange rate fluctuations
▪Uncertainty relating to the tax treatment of our financing arrangements
▪Information systems risks or improper functioning of our information systems or those of our third-party service providers
▪Failure of our third-party service providers to fulfill their obligations or misconduct by our third-party service providers
▪Failure by us to maintain the privacy and security of personal information and comply with applicable data privacy and protection laws and regulations

▪Failure by us to maintain effective internal control over financial reporting or effective disclosure controls and procedures
▪Failure by us to comply with the requirements of being a US domestic public company and the costs associated therewith
▪Certain risks relating to our incorporation in Guernsey
▪Other factors discussed under “Risk factors”

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements contained in this 2025 Form 10-K and other periodic and current reports that we file with or furnish to the US Securities and Exchange Commission (the "SEC"). Many of these factors are beyond our ability to control or predict, and new factors emerge from time to time. Furthermore, we cannot assess the impact of each such factor on our business or the extent to which any factor or combination of factors may cause actual results and events to be materially different from those contained in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date of this 2025 Form 10-K and, except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Glossary
In this 2025 Form 10-K, references to “Burford”, “we”, “us” or “our” refer to Burford Capital Limited and its subsidiaries, unless the context requires otherwise.
Certain additional terms used in this 2025 Form 10-K are set forth below:
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
Consolidated funds
Certain of our private funds in which, because of our investment in and/or control of such private funds, we are required under the generally accepted accounting principles in the United States (“US GAAP”) to consolidate the minority limited partner’s interests in such private funds and include the full financial results of such private funds within our consolidated financial statements. As of the date of this 2025 Form 10-K, BOF-C and the Advantage Fund are consolidated funds.
Defendant or respondent
The party against whom a civil action is brought in a legal proceeding.
Deployment
Financing provided for an asset or other additions on consolidation, which add to our deployed cost in such asset.
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
EP Funds
Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited are entities that are plaintiffs in the YPF matter and with which we have a variety of relationships and entitlements.
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
Non-consolidated funds
Certain of our private funds that we are not required to include within our consolidated financial statements but include within group-wide data. As of the date of this 2025 Form 10-K, (i) BCIM Partners II, LP, (ii) BCIM Partners III, LP, (iii) COLP, (iv) BOF, (v) BAIF and (vi) BAIF II and any “sidecar” funds are non-consolidated funds.
NQDC Plan
The Burford Capital Deferred Compensation Plan, as amended from time to time.
OICP
The Burford Capital Limited 2025 Omnibus Incentive Compensation Plan, as amended from time to time, or any successor plan thereto.
Portfolio
The sum of the fair value of capital provision assets and the undrawn commitments.
Post-settlement
Includes our financing of legal-related assets in situations where litigation has been resolved, such as financing of settlements and law firm receivables. As of the date of this 2025 Form 10-K, our post-settlement activity occurs primarily in COLP, BAIF and BAIF II.
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
PSUs
Performance share units awarded to employees under the LTIP or the OICP, as applicable.
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

RSUs
Restricted share units awarded to employees under the LTIP or the OICP, as applicable.
Share-based awards
The total of RSUs and PSUs awarded to employees under the LTIP or the OICP, as applicable.
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
Non-GAAP financial measures relating to our business structure
US GAAP requires us to present financial statements that consolidate some of the limited partner interests in private funds we manage as well as assets held on our balance sheet where we have a partner or minority investor. See note 15 (Variable interest entities) to our consolidated financial statements contained in this
2025 Form 10-K for additional information. We refer to this presentation as “consolidated” which refers to assets, liabilities and activities that include those third-party interests, partially owned subsidiaries and special purpose vehicles that we are required to consolidate under US GAAP. As of the date of this 2025 Form 10-K, the major entities where there is also a third-party partner in, or owner of, those entities include BOF-C, the Advantage Fund, Colorado, the EP Funds and several other entities in which we hold investments where there is also a third-party partner in, or owner of, those entities.
Additionally, we believe it is useful to provide a view of Burford as a stand-alone business (i.e., eliminating the impact of these private funds) by furnishing information on a non-GAAP basis that eliminates the effect of this consolidation. We refer to this basis of presentation as “Burford-only”. Our segment reporting, which conveys the performance of our business across two reportable segments – Principal Finance and Asset Management and Other Services – is presented on a Burford-only basis. We refer to our segment reporting in the aggregate as “Total segments”. Disclosures labeled as “Total segments (Burford-only)” in this 2025 Form 10-K are synonymous with similar disclosures labeled as “Burford-only” in prior reporting periods.
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
This 2025 Form 10-K presents certain unaudited key performance indicators (“KPIs”). The KPIs are presented because (i) we use them to monitor our financial condition and results of operations and/or (ii) we believe they are useful to investors, securities analysts and other interested parties. The KPIs, as defined by us, may not be comparable to similarly titled measures as presented by other companies due to differences in the way the KPIs are calculated. Even though the KPIs are used to assess our financial condition and results of operations, and these types of measures are commonly used by investors, they have important limitations as analytical tools and should not be considered in isolation from, as substitutes for, or superior to, our consolidated financial condition or results of operations prepared in accordance with US GAAP. Consistent with how management assesses Burford’s business, we also present certain of these KPIs on both a segment and a group-wide bases.
The presentation of the KPIs is for informational purposes only and does not purport to present what our actual financial condition or results of operations would have been, nor does it project our financial condition as of any future date or our results of operations for any future period. The presentation of the KPIs is based on information available as of the date of this 2025 Form 10-K and certain assumptions and estimates that we believe are reasonable. Several of the KPIs measure certain performance of our assets to the end of the period and include concluded and partially concluded assets (as defined below).
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
The sum of Burford’s two reportable segments is referenced as “Total segments” in certain disclosure schedules, which is consistent with and identical to reporting on an aggregate “Burford-only” basis.
The Principal Finance segment reporting is further simplified by discontinuing the use of the labels “capital provision-direct” or “core portfolio” (which described direct funding of legal finance assets by Burford’s balance sheet) and “capital provision-indirect” (which described indirect funding of legal finance assets through commitments made by Burford’s balance sheet to private funds). Performance track record measures, such as ROIC and IRR, are entirely consistent with prior reporting and reflect direct funding by the balance sheet (formerly referred to as “capital provision-direct” or “core portfolio”), excluding the impact of any balance sheet commitments to private funds.

Part I
Item 1. Business
Introduction
Burford is the world’s largest dedicated provider of capital, based on portfolio size, against the underlying value of litigation and legal assets, which we colloquially call legal finance.
We are a global firm that serves the legal industry by providing an array of financial products and services. Our largest business is providing capital to clients engaged in ongoing legal disputes, which they can use both to pay the legal fees and expenses associated with disputes and to monetize the expected future value of disputes. Our focus is on large, complex disputes, not on small-scale litigation typically pursued by consumers or small businesses. We rarely engage in transactions in which we are providing less than $5.0 million in capital, and we frequently provide multiples of that amount up to hundreds of millions of dollars. Since our inception in 2009, we made commitments of more than $12.1 billion into legal finance assets on a group-wide basis.
Our clients include a wide range of the world’s largest businesses and law firms. Legal finance allows litigants to hire the firm of their choice without incurring upfront fees and to accelerate a portion of an expected recovery on the business's preferred schedule. Further, legal finance may enable litigants to avoid incurring legal fees as an operating expense, and thus improve net income metrics, as well as boost liquidity by obtaining cash through upfront monetization of legal assets that otherwise would not be reflected in their financial statements. Legal finance allows law firms to obtain cash to operate their businesses and pay the salaries of their lawyers even when they have taken a case on a contingent fee or alternative fee basis. It also allows law firms that prefer to operate on an hourly basis to compete for contingency or alternative fee work. We have received financing inquiries or engaged on potential new business with 95 of the 100 largest US law firms by revenue according to the 2025 rankings by The American Lawyer and 93 of the 100 largest global law firms by revenue according to the 2025 rankings by The American Lawyer as well as large regional firms and litigation boutiques.
We fund our legal finance portfolio primarily from our balance sheet using modest leverage, with the aim of re-investing proceeds to grow and compound returns. Our principal financing activities are supplemented by the use of third-party capital through private funds, from which we earn asset management income.
Today, we manage a group-wide legal finance portfolio of $7.5 billion. Our portfolio is diversified by geography and type of legal claim and is, we believe, the largest of its kind globally. Over the last 16 years, it has grown by a multiple of more than 50x when compared to $130 million raised at our inception.
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
Increased demand for our capital proposition soon meant the closed-end fund structure was insufficient to address the market opportunity. In 2012, our shareholders voted in support of a proposal to reconstitute Burford as a unitary, specialty finance operating company. The reconstitution permitted more debt capital to be raised to fund growth than was possible under the closed-end fund vehicle. Between 2014 and 2018, we raised $693.0 million through the sale of bonds listed on the Main Market of the London Stock Exchange, and the fair value of our capital provision assets grew by more than 6x. Outgrowing the UK bond market’s capacity to provide the US dollar funding needed to match the principal currency denomination of our legal finance assets, we sought credit ratings to facilitate access to the US private debt market and we duly obtained a maiden corporate family rating from Moody’s in October 2019 and a long-term debt rating from Standard & Poor’s in November 2019.
We have also made strategic acquisitions to support inorganic growth. Our acquisition in 2011 of Firstassist Legal Expenses Insurance, a leading provider of litigation expenses insurance in the United Kingdom, provided footprint in London and was the basis of our legacy adverse cost insurance business. Our acquisition in 2015 of a business intelligence firm Focus Intelligence Ltd enabled us to provide clients judgment enforcement services for their funded disputes. Our acquisition in 2016 of GKC Holdings, LLC, a law-focused asset manager registered as an investment adviser with the SEC, formed the initial core of our asset management business as well as expanded our US footprint and our ability to finance patent disputes.
To support further development of our standing in US capital markets, in 2020, Burford Capital Limited registered with the SEC as a “foreign private issuer”, which, among other things, allowed us to issue annual consolidated financial statements on Form 20-F and interim condensed consolidated financial statements on Form 6-K and exempted us from certain provisions applicable to US domestic public companies. We secured the admission of our ordinary shares on the New York Stock Exchange (the “NYSE”) on October 19, 2020, also under the symbol “BUR”. Subsequently, our subsidiaries issued $1.4 billion of debt securities through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 12 (Debt) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to our debt securities.
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
We believe our addressable market in legal finance to be focused on three areas of legal activity: (i) the underlying asset value of litigation claims and the enforcement of settlements, judgments and awards; (ii) the amount paid to law firms as legal fees and expenses; and (iii) the value of assets affected by litigation. We believe that each of these areas is of significant size, that their size is much greater than the supply of capital available and that we remain at an early stage of market development. In the most recent year of available industry data, annualized global legal fees were $820 billion1, of which $386 billion was in the United States2, the value of pending arbitration cases before the International Chamber of Commerce's
1 The Business Research Company, "Legal Services Market report 2026" (2025 data)
2 Mordor Intelligence, "US Legal Services - Market Share Analysis, Industry Trends & Statistics, Growth Forecasts (2025-2030)" (2025 data)

International Court of Arbitration was $354 billion3, while estimated revenue of the largest 200 US law firms was $186 billion4. We continuously look for new opportunities to capitalize on deploying capital into, or otherwise generating returns from, the legal finance sector.
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
We predominantly provide capital to clients, and in that capacity we generally remain passive investors without control of litigation. In limited instances we may purchase a claim and have greater rights over litigation decision-making but remain a third party to the litigation. In other instances, we may make an investment in which an asset's value is impacted by litigation but we are the principal and have no client.
The scope of our Principal Finance portfolio is broad and encompasses a wide variety of structures, risk levels and anticipated returns. We provide capital against the underlying value of high-value single or multiple litigation and arbitration matters at any stage of the process, from before filing to after a final judgment has been entered. In some instances, we provide capital directly to the litigant. In other instances, we provide capital to a law firm that has agreed to take a case on a contingent fee or alternative fee basis. Our provision of capital may finance the costs of the fees and/or expenses needed to take the matter forward, or it may monetize some of the potential future value of a claim by providing an upfront cash payment to the client. In return, we receive our contractually agreed entitlement from the ultimate settlement, judgment or award on the claim and, if the claim does not produce any cash proceeds or other value, we generally lose our capital. At times we provide capital for multiple cases for the same client in cross-collateralized portfolios with terms that recognize the lower risk of loss generally associated with such diversified portfolios. Portfolios allow us to originate larger volumes of assets with greater efficiency, as well as to provide clients financing for cases that could otherwise be difficult to finance. We also deploy capital in other ways to express a view about litigation outcomes, such as by purchasing securities whose future value may be affected by litigation outcomes or by acquiring assets that are or can be the basis for legal claims.
In addition, we provide legal risk management services to help protect clients against certain adverse litigation outcomes, including the risk of being held liable for adverse costs. In many legal jurisdictions (although generally not in the United States), the loser in a litigation must pay the winner’s legal expenses, creating adverse legal cost risk. Adverse legal cost risk can be a significant obstacle for litigants, especially in the kind of larger complex litigation that is the focus of our core legal finance business. Burford Worldwide Insurance Limited, our wholly owned Guernsey licensed insurer, offers adverse legal cost insurance globally in litigation and arbitration cases that we are financing as part of our Principal Finance business, providing a further impetus for clients to work with us.
Asset Management and Other Services
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors and provides other services to the legal industry. We receive fees for both of these types of activities. As of December 31, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC. As of December 31, 2025 and 2024, our total
3 International Chamber of Commerce Dispute Resolution 2024 Statistics
4 Burford analysis of 2025 AmLaw 200 data rankings (2024 data)

assets under management (“AUM”) were $3.2 billion and $3.5 billion, respectively. We believe that we are the largest investment manager focused solely on the legal finance sector by a considerable margin.
Over the course of our history, we have used private fund capital to finance our portfolio across the risk/return spectrum and, in 2016, we acquired a fund management business to enhance our access to third-party capital. While currently we expect to prioritize the favorable economics of allocating capital from our balance sheet, we maintain a sizable asset management portfolio. Our most recently raised private funds focused on allocating to assets with a lower overall risk/return profile compared to our balance sheet, and our strategic sovereign wealth fund partner has invested alongside the balance sheet.
See “Management's discussion and analysis of financial condition and results of operations—Segments—Asset Management and Other Services segment—Private funds” for additional information with respect to the key statistics for each of our private funds.
Legal finance capital allocation
We allocate legal finance assets to different pools of capital based on their overall risk/return profile, which encompasses a range of characteristics, including:
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
▪Our balance sheet
▪Our sovereign wealth fund arrangement (BOF-C)
▪Various private funds managed by us (in some cases, including allocations from our balance sheet as a limited partner)
Our capital allocation policy for the legal finance portfolio, at any given point in time, has set clear parameters to determine allocation of capital to new legal finance assets based on a combination of the risk/return characteristics noted above. We have always maintained a disciplined policy framework that avoids conflicts of interest between our balance sheet and our third-party capital providers. When our balance sheet and third-party capital providers co-invest in a deal, we typically apportion the new legal finance asset based on a formulaic allocation policy to each capital provider. Over time, the composition and investment objectives of our third-party capital providers have evolved alongside broader market dynamics. We continually seek to maximize the operational efficiency of our platform to deliver attractive economics to our shareholders and, as a result, our capital allocation framework for the legal finance portfolio has evolved over time as well.
In general terms, our balance sheet has historically allocated to legal finance assets with a higher overall risk/return profile, supplemented at varying levels over time by BOF-C, our sovereign wealth fund arrangement, and certain private funds for which the investment period has now concluded. These private funds include BCIM Partners II, LP, BCIM Partners III, LP and BOF.
BOF-C’s fund commitment was fully utilized by September 2024 and thus BOF-C did not participate in commitments to new capital provision assets following that date through December 31, 2025. However BOF-C continues to participate in all amendments and increases to commitments for existing capital provision assets. Burford and BOF-C are in active discussions about extending the investment period and expanding BOF-C’s commitment.
Our other private funds have generally allocated to legal finance assets with a lower overall risk/return profile, which can be addressed in two categories:
▪First, we offer our clients the ability to monetize post-settlement and other legal receivables, where little or no litigation risk remains. These assets are underwritten to target returns more similar to fixed income investments, and we have historically funded them with third-party capital through COLP and its successor private funds BAIF and BAIF II. While the investment periods for COLP and BAIF concluded in 2019 and 2022, respectively, the investment period for BAIF II ended in September 2025.

▪Second, to take advantage of investor appetite in an era of sustained low interest rates, we launched the Advantage Fund in 2022 to allocate capital to legal finance assets that (i) were pre-judgment or pre-settlement and (ii) presented an overall risk/return profile that was generally lower than those allocated to our balance sheet, but generally higher than our post-settlement strategies. The investment period for the Advantage Fund concluded in December 2024, and our balance sheet holds a 17% stake in the Advantage Fund.
Currently, we are pursuing a deliberate strategy to prioritize the allocation of capital from our balance sheet, as we believe capital provision income offers more attractive return economics for our shareholders compared to asset management fees. At the same time, a higher interest rate environment has altered the market appeal of private fund products like the Advantage Fund, and at this time we believe it would be challenging to raise a successor private fund at pricing terms that we would find attractive.
Consistent with this strategic evolution, our Principal Finance segment will selectively evaluate a wider range of legal finance opportunities with a diversified mix of risk/return characteristics. Our market opportunity is not static as this emerging alternative asset class continues to evolve and grow.
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
Commitments to new legal finance matters are reviewed by our internal commitments committee, comprised of senior investment professionals at Burford with extensive legal and financial experience (the “Commitments Committee”).
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
Currently, our origination and underwriting are based on our human expertise enhanced by our proprietary data and modeling. While the use of true artificial generative intelligence such that it could replace the human legal judgment required in our business remains in its infancy, we expect that ongoing development could continue to grow in benefit for our business, including by further augmenting and enhancing our origination and underwriting. The legal industry in general and our business in particular have made increasing use of technological innovations over the past decade. We believe that we are well positioned relative to current market players or potential market entrants in the use of AI technologies in legal finance given our extensive database of dispute economics and outcomes. We are continuously assessing and deploying AI-enabled tools to drive operational efficiencies across the business.
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
Information concerning our competitors is limited as most participants in the legal finance industry either do not publish information publicly or, in the case of multi-strategy firms that engage in legal finance, do not publish information specific to their legal finance strategies. However, despite limited available information regarding our competitors, we believe that we are well-positioned competitively in the legal finance industry. We believe that we are more visible than our competitive set in legal and business publications. For example, according to “share of voice” calculations using Muck Rack, a provider of public relations tracking software, we were featured in over half of the total articles that discussed the legal finance industry and that mentioned other pure play legal finance providers during the year ended December 31, 2025. Burford’s scale relative to other competitors, long history in a highly specialized sector and status as the only dedicated provider of legal finance services to be publicly listed in the US, gives us significant visibility to potential corporate and law firm clients.
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
Regulatory and compliance matters
Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our operations in compliance with such regulation and supervision. There are a number of legislative and regulatory initiatives in the United States, the United Kingdom and the other jurisdictions in which we operate. The regulatory frameworks applicable to us and our operations are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this 2025 Form 10-K.
United States
As a public company in the United States, we are subject to the rules and regulations of the SEC and the listing requirements of the NYSE. As of June 30, 2024, we determined that we no longer qualify as a “foreign private issuer” as defined under the Exchange Act and, as a result, effective as of January 1, 2025, we were no longer eligible to use the rules designed for foreign private issuers and are now required to comply with the reporting regime that applies to most US domestic public companies listed on the NYSE. Furthermore, our disclosure controls and procedures and internal control over financial reporting are documented, tested and assessed for design and operating effectiveness in accordance with the US Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).
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
United Kingdom
The UK Financial Conduct Authority (the “FCA”) and the London Stock Exchange regulate the trading of our ordinary shares on AIM in the United Kingdom. Deutsche Numis is our nominated adviser under the AIM rules, in which capacity it advises and guides us with respect to our responsibilities and continuing obligations under the rules and regulations of the London Stock Exchange. The FCA also reviews debt prospectuses for our retail bonds traded on the Main Market of the London Stock Exchange. In addition, the FCA regulates our legacy UK insurance business and our UK insurance intermediation business with respect to Burford Worldwide Insurance Limited.
Guernsey
The Guernsey Financial Services Commission regulates our insurance business conducted through Burford Worldwide Insurance Limited, our wholly owned Guernsey insurer. Burford Worldwide Insurance Limited is licensed to carry on international, domestic and general insurance business under the Insurance Business (Bailiwick of Guernsey) Law, 2002 (as amended).
Other laws, rules and regulations
We are also subject to various other laws, rules and regulations, ranging from the US Foreign Corrupt Practices Act of 1977, as amended, and the UK Bribery Act 2010, as amended, to anti-money laundering and know-your-customer regulations in numerous jurisdictions. In addition, we are increasingly subject to a range of US and international laws, rules and regulations relating to data privacy and protection.
Legal finance industry
We engage in a constant level of activity around monitoring of, and engagement with, regulatory initiatives relating to the legal finance industry. In the United States, some individual states and individual judicial districts have promulgated rules and regulations concerning matters such as disclosure of legal finance arrangements, and the US Government Accountability Office released a report on the legal finance industry in 2023 and a subsequent report on the patent legal finance industry in 2024. In general, we have not seen any indication that there is any groundswell of support for broad regulation of the legal finance industry, and ongoing discussion tends to focus on subsidiary issues, such as disclosure of the presence of litigation financing. As of the date of this 2025 Form 10-K, a minority of US states have some regulations applicable to the commercial legal finance industry, and some federal courts require disclosure of legal finance. Various US state and federal legislative and judicial proposals have been introduced and considered that, if passed, could potentially affect the legal finance industry.
In the United Kingdom, in July 2023, the Supreme Court held in R (PACCAR Inc) v. Competition Appeal Tribunal that litigation funding agreements that entitle funders to payments based on the amount of damages recovered should be classified as damages-based agreements, which must comply with the Damages-Based Agreements Regulations 2013 or risk being deemed unenforceable. In March 2024, the government proposed legislation to restore the law as it existed prior to the decision, however, the legislation failed to pass ahead of the dissolution of Parliament in May 2024. In summer 2025, the Civil Justice Council published its final report on its review of the litigation funding industry. This report recommended the reversal of the Supreme Court’s 2023 PACCAR decision and proposed a number of additional reforms. In December 2025, the UK government announced its intention to reverse the Supreme Court’s PACCAR decision. The timing and detail of the reversal of PACCAR remains unclear as of the date of this 2025 Form 10-K, as do the other non-PACCAR related recommendations set out in the Civil Justice Council’s final report. In the European Union (the “EU”), following the passage of a European Parliamentary resolution in 2022, the European Commission announced in December 2025 that it will not advance EU-wide legislation to regulate the litigation funding industry.
In Germany, there is no statutory regulation of legal finance, with market practice instead shaped by general civil law principles and professional rules. In addition, Germany has seen strong appellate level and Supreme Court endorsement of assignment-based enforcement models within the collective redress framework. We expect additional Supreme Court guidance in the course of 2026 on the permissible use of assignment models in complex antitrust and cartel damages litigation, an area where financing structures, collective enforcement mechanics and regulatory constraints intersect most frequently. Further, at the European level, an initial move toward harmonized regulation was ultimately halted as the European Commission decided in late 2025 that the EU should not regulate legal finance and that member states would continue to determine national policy for third-party litigation finance.
In other markets, such as Singapore and Hong Kong, authorities have also enacted regulations largely focused on capital adequacy and constraining abusive behavior.
We are a founding member of the International Legal Finance Association (“ILFA”), a non-profit trade association and the only global organization that represents the commercial legal finance sector. ILFA promotes the highest standards of operation and service for the sector, including respecting duties to the courts, avoiding conflicts of interest and preserving confidentiality and legal privilege. We are also a founding member of the Association of Litigation Funders of England and Wales (“ALF”), an independent organization charged by the UK Ministry of Justice with self-regulation of litigation financing in England and Wales. The ALF’s Code of Conduct sets forth the standards by which all members must abide.
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
Corporate responsibility
We believe that legal finance has a positive social impact and delivers two primary benefits. First, our legal finance helps to increase the efficient allocation of scarce economic resources, a social good. When companies and law firms finance litigation and arbitration with our capital, they preserve their own capital to invest in their businesses where and when doing so will have the greatest benefit, whether that means hiring employees, spending on research and development or simply easing liquidity pressures that would otherwise harm the enterprise. This benefits our clients, their stakeholders and the broader economy.
Second, our financing increases access to justice and reinforces and strengthens the rule of law, both fundamental social goods. The global economy and modern society need strong, clear and efficient legal systems in order to function. Our legal finance solutions support these systems and improve them by creating a more level economic playing field in disputes, allocating capital to meritorious legal matters and facilitating access to justice for litigants, including those with meritorious claims for whom the expense of litigating a claim would be unaffordable without the use of third-party financing.
We have led the institutionalization of our industry and have adopted corporate responsibility and best practices.
Human capital management
We expend considerable effort towards human capital management, including recruitment of talented individuals, creating an appealing environment and continuing their development once employed. Competitive compensation is certainly an important part of that dynamic, but so too is a collaborative environment and mutual respect. Our management committee regularly assesses our human capital strategy across each of our global offices, reviews our existing capabilities and performance and identifies any gaps to ensure that resources are appropriately allocated to realize our strategic and operational objectives as well as to support and develop our talent at each employee level.
As of December 31, 2025, we had a total of 172 full-time employees across our offices in the United States, the United Kingdom, Singapore, United Arab Emirates and other jurisdictions around the world where we do not have formal offices. As of December 31, 2025, our employees included 50 lawyers qualified to practice in the United States, the United Kingdom, Argentina, Australia, Germany, India and Switzerland, as applicable.
The table below sets forth our full-time employees by office location based on the respective office affiliation of such full-time employees as of December 31, 2025.

Office location	Number of employees
United States	115
United Kingdom	43
Rest of the world	14
Total	172
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
Organizational structure
The chart below sets forth our organizational structure as of December 31, 2025. The chart does not depict all our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

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
The information on, or that can be accessed through, our website, social media and any alerts is not incorporated by reference into, and does not form a part of, this 2025 Form 10-K.

Item 1A. Risk factors
Investing in our securities involves risk. Persons investing in our securities should carefully consider the risks set forth below and the other information contained in this 2025 Form 10-K and our other reports that we file with, or furnish to, the SEC from time to time, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and/or liquidity. Our business, financial condition, results of operations and/or liquidity could also be materially and adversely affected by additional factors that apply to all companies generally as well as other risks that are not currently known to us or that we currently view to be immaterial. In any such case, the trading price of our securities could decline, and you may lose all or part of your investment in our securities. While we may attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts, if any, will be successful. See “Forward-looking statements”, “Business" and "Management's discussion and analysis of financial condition and results of operations" for additional information with respect to certain business, competitive, regulatory, market, economic and other conditions that may materially and adversely affect our business, financial condition, results of operations and/or liquidity.
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
▪Our business and operations could suffer if we are not able to prevent improper use or disclosure of, or access to, privileged information, intellectual property or litigation or business strategy due to cybersecurity breaches, unauthorized use or theft.
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
▪If lawyers who prosecute and/or defend claims that we have financed fail to exercise due skill and care, or if their interests or those of their clients are not aligned with ours, the value of our legal finance assets could be materially adversely affected.
▪We may not earn asset management fees and/or performance fees from our private funds.
▪A significant portion of our AUM is attributable to private funds with a single investor.
▪Negative publicity about or public perception of the legal finance industry or us could adversely affect our reputation, business, financial condition, results of operations and/or liquidity.

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
Risks relating to cybersecurity, third-party service providers, information systems and data privacy and protection
▪Information systems risks could result in the loss of data, dissemination of confidential or privileged information, business interruptions or reputational damage, which could in turn subject us to regulatory actions, increased costs and financial loss.
▪Catastrophic events could materially adversely affect our business, financial condition, results of operations and/or liquidity.
▪Our operations depend on the proper functioning of information systems.
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
Risks relating to our indebtedness
▪We face certain risks relating to our indebtedness and our ability to incur additional indebtedness.
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
▪If we are unable to satisfy the requirements of the Sarbanes-Oxley Act or if our internal control over financial reporting is not effective, the reliability of our financial statements may be impacted.
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
It is difficult to predict the outcome of litigation, particularly complex commercial litigation of the type we finance. We typically advance capital to our counterparties on a non-recourse basis and are therefore entirely dependent on a positive, cash-generative outcome in the underlying litigation matter in order to recover our principal and earn a return. If our counterparty is unsuccessful in the underlying litigation matter, if the damages awarded in favor of our counterparty are less than we expect or if it is not possible to successfully enforce a favorable judgment, we could suffer a variety of adverse consequences, including the total loss of our deployed capital and, in some jurisdictions, liability for the adverse costs of the successful party to the litigation. In addition, to the extent we have provided insurance coverage in respect of adverse cost risk in the matter, a loss resulting from an adverse outcome would be compounded with additional adverse cost loss. Unfavorable outcomes in litigation matters we have financed could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
Our success depends on our ability to identify and select legal finance assets that will be successful and pay returns, which in turn depends upon the management, conclusion and realization of suitable financing opportunities. The Commitments Committee is primarily responsible for approving the legal finance opportunities that have been identified for us to finance. There can be no assurance that we will be successful in sourcing suitable legal finance assets in a timely manner or at all or in sourcing a sufficient number of suitable legal finance assets to finance that meet our diversification, underwriting and other requirements. Our ability to select such legal finance assets depends on the availability of desirable financing opportunities, which is subject to market conditions, client demand, pricing, competition and other factors outside our control, including changes in regulations in various jurisdictions in which we operate and limitations on our ability to adequately investigate the merits of the matter or parties involved, among other things. A failure by us to identify and select suitable legal finance assets to finance could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Our business and operations could suffer if we are not able to prevent improper use or disclosure of, or access to, privileged information, intellectual property or litigation or business strategy due to cybersecurity breaches, unauthorized use or theft.
We obtain privileged information as part of our analysis of potential legal finance assets and as part of our ongoing asset monitoring. When we receive privileged information, we are under a strict obligation to protect it. Among other things, this obligation requires us to tightly restrict access to the privileged information itself.
As described under “—Risks relating to cybersecurity, third-party service providers, information systems and data privacy and protection—Information systems risks could result in the loss of data, dissemination of confidential or privileged information, business interruptions or reputational damage, which could in turn subject us to regulatory actions, increased costs and financial loss”, attempts to gain unauthorized access to our information systems have become increasingly sophisticated over time, and our efforts to detect and investigate all security incidents and to prevent their recurrence may be unsuccessful. In addition to the risk of a breach of confidentiality due to a cybersecurity incident, privileged information could be compromised in other ways. Although we have implemented controls and cybersecurity measures and technologies to protect privileged information, there can be no assurance that such controls or cybersecurity measures or technologies will be effective. If our employees, third-party service providers or counterparties engage in misconduct or fail to follow appropriate security measures, the improper release or use of privileged information could result.
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
Our portfolio includes certain related exposures where we have financed multiple different counterparties in relation to the same or very similar claims, such that outcomes on these related exposures are likely to be correlated. We estimate that the fair value of the assets underlying our largest correlated exposure (excluding the YPF-related assets) represented approximately 5% and 6% of the consolidated fair value of capital provision assets as of December 31, 2025 and 2024, respectively, and approximately 4% and 5% of the capital provision assets in the Principal Finance segment as of December 31, 2025 and 2024, respectively. An adverse litigation outcome in respect of any of these individual claims may result in, or increase the likelihood of, losses on the other related claims.
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
If lawyers who prosecute and/or defend claims that we have financed fail to exercise due skill and care, or if their interests or those of their clients are not aligned with ours, the value of our legal finance assets could be materially adversely affected.
We are highly dependent on the lawyers responsible for prosecuting and/or defending the claims that we have financed to do so with due skill and care. If such lawyers fail to perform their services competently or diligently for any reason, the value of the related legal finance assets could be materially adversely affected. Although we typically evaluate the lawyers involved in any legal finance asset we underwrite, we do not select such lawyers and/or may have limited or no prior experience with them. There can be no assurance that such lawyers will perform with the skill and care consistent with our expectations or that the outcome of a case will align with our or such lawyers’ assessment of the case at the time of underwriting.
As a matter of legal ethics in most jurisdictions, we generally cannot prevent clients from discharging their lawyers originally engaged in a case and replacing them with other lawyers who may be less experienced or capable, which could negatively affect the conduct or outcome of the case. In addition, our financing of a legal finance asset may also rely, in part, on the economic arrangements with the originally engaged lawyers. If those lawyers are discharged, the value of those economic arrangements may be reduced or eliminated, even if replacement lawyers are retained, which could adversely affect the value of the related legal finance asset.
Furthermore, lawyers owe a duty to their clients as well as an overriding duty to the courts. We generally do not own or control the claims that we finance and, therefore, are not the client of the law firm representing the claimant in a case that we finance. As a result, lawyers may be required to act in accordance with their clients’ instructions and interests rather than ours. If the interests of the claimants in cases we have financed are not aligned with ours, actions taken by lawyers representing such claimants could have a material adverse effect on the value of our legal finance assets and, consequently, on our business, financial condition, results of operations and/or liquidity.

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
As of December 31, 2025 and 2024, BOF-C and one of our “sidecar” funds, both funds with a single investor which is a sovereign wealth fund, represented approximately 30% and 31%, respectively, of our AUM. While the sovereign wealth fund is contractually obligated to advance capital on its commitments to such private funds, if it fails to do so we will no longer have access to this capital and our cash flows from these private funds will decline. This could result in our inability to meet a commitment, which in turn could cause damage and potential loss to our business and financial relationships. See “—We have commitments in excess of our available capital”.
Negative publicity about or public perception of the legal finance industry or us could adversely affect our reputation, business, financial condition, results of operations and/or liquidity.
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
Our capital provision assets are classified as financial instruments and are accounted for at fair value in the consolidated statements of operations in accordance with US GAAP. See note 2 (Summary of significant accounting policies—Fair value of financial instruments), note 5 (Capital provision assets) and note 14 (Fair value of assets and liabilities) to our consolidated financial statements contained in this 2025 Form 10-K and “Management's discussion and analysis of financial condition and results of operations—Results of operations and financial condition—Fair value of capital provision assets” for additional information with respect to our valuation policy and fair value of our capital provision assets. In addition to using a discounted cash flow model that can be sensitive to changes in interest rates, duration and other traditional valuation factors, the valuation policy assigns an updated risk adjustment in prescribed percentages to the forecasted cash inflows based on the type of case (e.g., commercial litigation or patent), geography and case milestone. As a result, when there is an objective event in the underlying litigation that would cause a change in fair value, we reflect the positive or negative impact of such objective event through a fair value adjustment. Due to the illiquid nature of our capital provision assets, there is inherent valuation uncertainty in the assessment of fair value, and our valuation methodologies require us to make significant and complex judgments about legal and other matters that are intrinsically difficult to predict. As such, there is a risk that a case underlying one of our capital provision assets could experience a negative event even after a positive event that had previously resulted in a fair value adjustment in accordance with our valuation policy. This later event, in turn, could lower the value of such capital provision asset in our consolidated statements of financial condition and negatively impact related fair value adjustments recognized in our consolidated statements of operations in future periods.
Certain of our individual assets represent a significant portion of the fair value of our capital provision assets. We have one set of exposures to the YPF-related assets that accounted for approximately 46% and 42% of the fair value of our capital provision assets as of December 31, 2025 and 2024, respectively. The fair value of the YPF-related assets (both Petersen and Eton Park combined) on our consolidated statements of financial condition was $2.6 billion and $2.2 billion as of December 31, 2025 and 2024, respectively, with unrealized gains of $2.4 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. See “Management's discussion and analysis of financial condition and results of operations—Results of operations and financial condition—Fair value of capital provision assets—Fair value of YPF-related assets” for additional information with respect to the YPF-related assets.
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
Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity. For example, the Covid-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the Covid-19 pandemic disrupted the operation of courts around the world, causing delays in and elongation of the life of a number of our existing matters and slowdowns in new litigation activity. In turn, this resulted in lower cash proceeds from litigation resolutions in affected periods as courts around the world worked through these issues.
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
In the legal finance industry as in other industries, developments in AI technologies are rapidly evolving and uncertain in relation to their current and potential future applications, cybersecurity and privacy and data protection and the legal and regulatory frameworks within which they operate. The use of AI technologies in the legal finance industry business remains in its infancy, though we believe that ongoing development could continue to grow in benefit for our business, including by augmenting and enhancing our origination and underwriting. The legal industry in general and our business in particular have made increasing use of technological innovations over the past decade. We believe that we are well positioned relative to current market players or potential market entrants in the use of AI technologies in legal finance given our extensive database of dispute economics and outcomes. However, as AI technologies become further integrated into our business, the full extent of current or future risks related to AI technologies cannot be predicted. AI technologies could significantly disrupt the markets in which we operate and subject us to increased competition, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. Some of our competitors may be more successful than us in the development and implementation of new AI technologies to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a disadvantage.
Our intent to avail ourselves of the potential benefits, insights and efficiencies offered by the use of AI technologies may present possible legal risks and reputational harm, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. Data in models that AI technologies utilize may contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent we and our third-party vendors rely on the work product of such AI technologies in such operations. As is the case with any tool with which we share our data, there is also a risk that AI technologies may be misused or misappropriated by our employees and/or third parties engaged by us or that such AI technologies could be compromised or vulnerable. For example, a user may input confidential information, including material nonpublic information or personally identifiable information, into AI technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Furthermore, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, should we communicate externally our development and use of AI technologies, we risk being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI technologies.
Regulations related to AI technologies may also impose on us certain obligations and costs related to monitoring and compliance. For example, the EU’s EU AI Act adopted in 2024 places new requirements on providers of AI technologies that will need to be addressed in alignment with various deadlines. Compliance with the EU AI Act, along with any forthcoming regulations of AI technologies and the data used to train, test and deploy them, could impose significant requirements on both the providers and deployers of AI technologies.
Expectations relating to ESG considerations could expose us to potential liabilities, increased costs and reputational harm and adversely affect our business, financial condition, results of operations and/or liquidity.
Companies across industries face increasing scrutiny from clients, regulators, investors and other stakeholders related to their ESG practices and disclosures, and governments and regulators as well as investor advocacy groups, investment funds and influential investors are also increasingly focused on these issues, especially as they relate to the environment, health and safety, diversity, equity, inclusion, labor conditions and human and civil rights. Further, there is increased public awareness and concern regarding global climate change. As a result, our ESG practices or disclosure or the ESG practices or disclosure of any parties to whom we provide capital may be damaging to our business. In addition, increasing governmental and societal attention to ESG matters, including expanding voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. There are also increasingly competing views about these areas in different jurisdictions, and it may prove to be difficult or impossible to reconcile those views in a way that is satisfactory to all stakeholders. New laws and regulations in these areas have been proposed, and in some cases adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices or disclosures are, and will continue to, change and evolve, including in ways that may require us to undertake costly initiatives or operational changes. Any failure or perceived failure to adhere to our public statements, comply with ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in sales of our securities and declines in their market price, which could impact our ability to access capital markets and could in turn have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
We are regularly subject to litigation and arbitration incidental to our business, including tactical litigation against us in the context of ongoing legal finance assets. The types of claims made against us in lawsuits include claims for compensatory damages, punitive and consequential damages or injunctive relief. When we finance cases against sovereigns, there is the further risk of retaliatory criminal investigation or prosecution, and we have been the subject of such actions in the past. In general, purported securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We have been subject in the past, and may be subject in the future, to class action litigation of this nature, which may divert management’s attention and cause us to incur significant expenses defending these lawsuits, even if they are unsuccessful. Any insurance or indemnification rights we have may be insufficient or unavailable to protect us against losses. Any of these developments could materially adversely affect our business, financial condition, results of operations and/or liquidity.
Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth and execute our business strategies.
Our performance largely depends upon the judgment and abilities of our management, including, in particular, our co-founders, Chief Executive Officer Christopher Bogart and Chief Investment Officer Jonathan Molot. We also rely on other key personnel, including the members of our management committee and the Commitments Committee. Our success is therefore contingent upon our ability to retain certain members of our management and other key personnel and to compensate them appropriately and competitively relative to the major law firms from which they have typically come and the potential pressures on such compensation levels from the public markets. The death, retirement, incapacity or loss of service of any of our management or other key personnel could have a material adverse impact on our business. In addition, our performance may be limited by our ability to employ and retain sufficiently qualified personnel and consultants. Such a failure to retain qualified personnel or consultants or recruit suitable replacements for significant numbers of qualified personnel or consultants could materially adversely affect our business and growth prospects.
Our international operations subject us to increased risks.
We operate internationally and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. Our non-US operations are subject to the following risks, among others:
▪Political instability
▪International hostilities, military actions (including the Ukraine War, the conflict in Israel and Gaza and the conflict in Venezuela), international terrorist or cyber-terrorist activities and infrastructure disruptions
▪Differing economic cycles and adverse economic conditions
▪Unexpected changes in regulatory and tax environments and government interference in the economy
▪Changes to trade and economic sanctions laws and regulations
▪Foreign exchange controls and restrictions on repatriation of capital
▪Fluctuations in currency exchange rates
▪Inability to collect payments or seek recourse under, or comply with, ambiguous or vague commercial or other laws
▪Difficulties in attracting and retaining qualified international management and/or personnel
▪Difficulties in penetrating new markets due to entrenched competitors or lack of local acceptance of our services
Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our non-US operations, our business, financial condition, results of operations and/or liquidity may be materially adversely affected.
The change in the US government to the Trump administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, immigration policy, domestic and foreign relations and international trade policies. Further, anti-American sentiment could harm the reputation and success of US companies doing business abroad. Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic sanctions, could increase our costs of doing business, reduce our financial flexibility and otherwise have material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
We structure our financings on a case-by-case basis in consultation with our professional advisers in order to comply with applicable law. However, there is limited authority and significant uncertainty regarding the tax treatment of legal finance and/or the structures through which we provide our financings in the applicable taxing jurisdictions in which they are made. Accordingly, there can be no assurance that an applicable taxing authority will accept our position on the tax treatment of a particular financing arrangement or the structures we employ. If an applicable tax authority was to successfully maintain a different position, the value of our assets could be adversely affected, we could be subject to additional tax liability or both. In addition, tax laws and regulations are under constant development and often subject to change as a result of government policy or case law developments, frequently with retroactive effect, and such changes in applicable tax laws could adversely affect the taxation of us or our assets.
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
Based on our annual consolidated total revenues over the past several years, we are not subject to the Pillar Two mandate as of the date of this 2025 Form 10-K. Notwithstanding this fact, we have assessed the potential impact of Pillar Two based on laws enacted as of the date of this 2025 Form 10-K, and there was no material effect on our current effective tax rate, business, financial condition, results of operations and/or liquidity for the year ended December 31, 2025. In addition, based on this assessment and the prospective nature of the effective date of the application of the Pillar Two rules, we also do not currently anticipate any material effect on our effective tax rate, business, financial condition, results of operations and/or liquidity for the year ending December 31, 2026. Our analysis and monitoring of the Pillar Two mandate is ongoing as the OECD continues to release additional guidance and countries continue to enact and implement legislation. To the extent additional legislative changes take place in the countries in which we currently operate or report earnings, it is possible that these changes may result in an adverse impact on our future overall effective tax rate, business, financial condition, results of operations and/or liquidity.
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
The laws, regulations and rules pertaining to the acquisition of or taking of a financial position or a commercial interest in legal claims and defenses are evolving and can be complex and uncertain in the United States and elsewhere. Our legal finance assets could be open to challenge, reduced in value or extinguished following changes in laws, rules or regulations. In various jurisdictions, there are prohibitions or restrictions in connection with financing claims (known in many common law jurisdictions as maintenance, and a form of maintenance, called champerty) or the assignment of, or other economic participation in, legal claims. For example, in the State of New York, Judiciary Law § 489 prohibits the assignment of a legal claim in certain circumstances, and certain other jurisdictions have similar laws. In the State of New York, the relevant case law provides as of the date of this 2025 Form 10-K that the contracts underlying our legal finance assets are valid. However, such case law may be overruled or the statutory and other laws in the State of New York or other jurisdictions could be amended to include additional prohibitions or restrictions, which may adversely affect our business. The ability to participate financially in a lawyer’s fees is also limited in certain jurisdictions (including by ethical rules prohibiting a lawyer from sharing fees with non-lawyers). Such prohibitions and restrictions are governed by the laws, regulations and rules of each relevant jurisdiction and vary in degrees of strength and enforcement in different state, federal or non-US jurisdictions. This is a complex issue that involves both substantive law and choice of law principles. However, in many jurisdictions, the relevant issues may not have been considered by the courts or addressed by statute, and thus obtaining legal advice or clarity is difficult. If we, our counterparties or the lawyers handling the matters underlying our legal finance assets were to be found to have violated prohibitions or restrictions in connection with these matters, there could be a materially adverse effect on the value of the affected legal finance assets, our ability to enforce the relevant contractual agreements with our counterparties and our recoveries from such matters, including our costs.
In addition, politicians, advocacy groups, corporate defendants and media reports have, in the past, advocated and may continue to advocate action to restrict legal finance. Some jurisdictions have enacted or are considering enacting laws, regulations or rules requiring the disclosure of litigation financing or other non-prohibitory regulation. Such laws, regulations or rules or other future laws, regulations or rules may deter parties from engaging us, result in a reduction in the overall number of potential legal finance assets and/or adversely affect the value of legal finance assets already in existence in such jurisdictions.
The laws, regulations, rules and supervisory guidance and policies applicable to our business activities are subject to regular modification and change, including by institutions such as US state and federal legislatures, bar associations, courts and other US and non-US legislative, regulatory, judicial or advisory bodies. For example, in the United States, legislation has been introduced in the US Congress in multiple sessions that would require various types of regulation of litigation finance. Such legislation has never passed either house of Congress, but we expect the same or similar legislation will be introduced again in the future. In addition, similar legislation is introduced in various US state legislatures from time to time. Moreover, recent case law in the United Kingdom held that certain litigation financing arrangements where the litigation finance provider is entitled to a percentage of any damages recovered are unenforceable if they do not comply with relevant legal requirements. In Germany, there is no statutory regulation of legal finance, with market practice instead shaped by general civil law principles and professional rules, and we expect additional Supreme Court guidance in the course of 2026 on the permissible use of assignment models in complex antitrust and cartel damages litigation. Furthermore, other markets, such as Singapore and Hong Kong, have also enacted regulations largely focused on capital adequacy and constraining abusive behavior.
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
The SEC has adopted amendments to existing rules under the Investment Advisers Act that will impact our asset management business. First, there is an amended rule relating to the Form PF, which is a regulatory filing made to the SEC by investment advisers to private funds. Additionally, the US Department of Treasury’s Financial Crimes Enforcement Network adopted a final rule that will require investment advisers to implement an anti-money laundering program. These rules will likely require investment of additional management and financial resources and otherwise have an impact on our asset management business, which may have an adverse effect on our business, financial condition, results of operations and/or liquidity.

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
Risks relating to cybersecurity, third-party service providers, information systems and data privacy and protection
Information systems risks could result in the loss of data, dissemination of confidential or privileged information, business interruptions or reputational damage, which could in turn subject us to regulatory actions, increased costs and financial loss.
Our information systems and those of the third parties that we may engage from time to time may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, as a result of tampering or a breach of our third parties’ network security systems or as a result of any hardware or software bugs unrelated to any tampering or breach of our or our third parties’ network security systems. In addition, our information systems and those of our third parties face ongoing cybersecurity threats and cyberattacks. Cyberattacks on our information systems and those of our third parties could involve, and in the past have involved, attempts to obtain unauthorized access to our proprietary information, destroy data (including personal or employee data) or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Cyberattacks and other cybersecurity threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other cybersecurity threats could also originate from the malicious or accidental acts of insiders, such as employees. In addition, there is an increased risk that we may experience cybersecurity-related incidents as a result of our employees, third-party service providers or other third parties working remotely on less secure systems and environments. Recent developments in the threat landscape that have heightened cybersecurity risk include use of AI technologies, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Increasing socioeconomic and political instability in some countries has further heightened these risks. Retaliatory acts by foreign governments in response to Western sanctions could include cyberattacks that could directly or indirectly impact our business. We face increased frequency and sophistication of cybersecurity threats, with cyberattacks ranging from those common to businesses generally to those that are more advanced and persistent and that may target us and our third parties because we hold significant privileged information about our legal finance assets. As a result, we and our third parties may face a heightened risk of a cybersecurity incident or disruption with respect to such privileged information. While we take significant efforts to protect our information systems and information, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, and require the third parties that we engage to take similar efforts, our safety and security measures might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal or employee data), and operations, especially because cyberattack techniques change frequently or are not known until successful. If our systems or those of our third parties are compromised, do not operate properly or are disabled, or if we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer the loss of data, dissemination of confidential or privileged information, business interruptions or reputational damage, which could in turn subject us to regulatory actions, increased costs and financial loss, as well as liability to our shareholders and/or private funds and private fund investors. Furthermore, if we fail to comply with relevant laws, rules and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our shareholders and/or private fund investors and counterparties to lose confidence in the effectiveness of our security measures.
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
Our operations depend on the proper functioning of information systems.
We rely on our information systems, and those of our third-party service providers, to conduct our business, including case management and documentation, producing financial and management reports on a timely basis, maintaining accurate records and utilizing AI technologies. Our information technology processes and information systems, or those of our third-party service providers, may not operate as expected, may not fulfil their intended purpose or may be damaged or interrupted by increases in usage, human error, unauthorized access, natural or man-made hazards or disasters or other similarly disruptive events. Disruptions or failures of our information systems or those of our third-party service providers, whether involving cloud service providers, electronic communications or other information technology services used by us or our third-party service providers, have occurred in the past and could occur in the future and may result in costs, operational inefficiencies or other disruptions that could adversely affect our reputation, prospects, business, financial condition, results of operations and/or liquidity.
Information systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, computer viruses, natural or man-made hazards or disasters and a range of other hardware, software and network problems. A significant malfunction or interruption of one or more of our information systems, or those of our third-party service providers, could adversely affect our ability to operate efficiently and maintain service availability. In addition, a malfunction of our data system security measures, or those of our third-party service providers, could enable unauthorized persons to access sensitive data, including information relating to our intellectual property or litigation or business strategy or those of our clients. Any such malfunction or interruption could result in economic losses and reputational harm. Any of these developments, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
We collect, store and process personal information about individuals, including employees, contractors and third-party service providers as well as suppliers, agents, clients, investors and counterparties. This information is increasingly subject to a range of US and international laws, rules and regulations relating to data privacy and protection. Additional data privacy and protection laws and regulations may come into effect in the United States on a state-by-state basis or worldwide that could potentially impact our business. While we have invested and continue to invest resources to comply with data privacy and protection laws and regulations, many of these laws and regulations are new, complex and subject to interpretation. To maintain compliance with these laws and regulations, we may incur increased costs to continually evaluate and modify our policies and processes and to adapt to new legal and regulatory requirements. A failure to comply with data privacy and protection laws and regulations could result in negative publicity, damage to our reputation, regulatory investigations, penalties or significant legal liability. Furthermore, our business and operations could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.
Risks relating to our indebtedness
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to meet our obligations under our indebtedness, which may not be successful.
We have significant debt service obligations. Our ability to make principal or interest payments when due on our indebtedness and to fund our ongoing operations will depend on our future performance and our ability to generate cash, which is subject to general economic, financial, competitive, legislative, legal, regulatory and other factors, many of which are beyond our control. In addition, our cash flows largely depend on the outcome of litigation matters to which we have made a capital commitment. Such outcomes are inherently uncertain, and it is difficult to accurately forecast our cash flows for any future period. While the interest payment dates on our debt obligations are fixed, the cash inflows from litigation matters fluctuate materially. In addition, the indentures governing our indebtedness contain various covenants. If we are unable to comply with these covenants, payment on our indebtedness may become due early. If we do not have sufficient cash at the required time, we may have difficulty meeting our payment obligations under our existing indebtedness.
At the maturity of the obligations under our outstanding indebtedness and any other indebtedness that we may incur in the future, if we do not have sufficient cash flows from operations and other capital resources to pay our debt obligations or to fund our other liquidity needs, or if we are otherwise restricted from doing so due to corporate, tax or contractual limitations, we may be required to refinance our indebtedness. If we are unable to refinance all or a portion of our indebtedness or obtain such refinancing on terms acceptable to us, we may be forced to reduce or delay our business obligations, activities, capital expenditures or growth opportunities, sell assets, raise additional debt or equity financing in amounts that could be substantial or restructure or refinance all or a portion of our indebtedness, on or before maturity. There can be no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, or that those actions would secure sufficient capital to meet our obligations under our indebtedness.
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
The market price of our ordinary shares has been highly volatile. For example, the market price of our ordinary shares has ranged on AIM from a high of £18.70 per ordinary share on March 14, 2019 (approximately $24.84 using the exchange rate of $1.3282 on March 14, 2019) to a low of £2.81 per ordinary share on March 18, 2020 (approximately $3.31 using the exchange rate of $1.1763 on March 18, 2020). The market price of our ordinary shares on the NYSE and AIM could continue to be volatile due to the risks set forth in this 2025 Form 10-K and others beyond our control, including:
▪Regulatory actions or changes in laws with respect to legal finance or practices commonly used in the legal finance industry
▪Negative publicity about or public perception of the legal finance industry or us
▪Actual or anticipated fluctuations in our financial condition and/or results of operations
▪Increased competition and actual or anticipated changes in our growth rate relative to our competitors
▪Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments
▪Failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public

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
The Board of Directors has declared a final cash dividend for the year ended December 31, 2025 of 6.25¢ (US cents) per ordinary share, payable on June 12, 2026, subject to shareholder approval at our upcoming annual general meeting in May 2026. In the past, the Board of Directors did not declare a cash dividend on a number of occasions, and we cannot provide assurance that we will declare dividends or distributions in the future. The declaration and payment of dividends and distributions, if any, will always be subject to the discretion of the Board of Directors and the requirements of Guernsey law (including, among others, satisfaction of a statutory solvency test). The timing and amount of any dividends or distributions declared will depend on, among other things, our cash flows from operations and available liquidity, our earnings and financial condition and any applicable contractual restrictions, including restrictions in the instruments governing our debt securities.
Given the demand for our capital and the tax inefficiency of dividend payments to certain shareholders, we currently anticipate continuing to pay a total annual dividend of 12.50¢ (US cents) per ordinary share, payable semi-annually, but do not anticipate regular increases in our dividend per ordinary share level. However, the Board of Directors may review our dividend per ordinary share level from time to time.
In addition, we are a holding company with no material assets, other than the ownership of our subsidiaries, and no independent means of generating revenues. Accordingly, our ability to pay dividends or distributions will be subject to the ability of our subsidiaries to transfer funds to us.
Future issuances or sales of our securities may cause the market price of our ordinary shares to decline.
The market price of our ordinary shares could decline as a result of issuances of securities (including our ordinary shares) by us or sales by our existing shareholders of ordinary shares in the market, or the perception that such issuances or sales could occur. Sales of our ordinary shares by shareholders may make it more difficult for us to sell equity securities at a time and price that we deem appropriate. See note 18 (Share-based and deferred compensation) to our consolidated financial statements contained in this 2025 Form 10-K for information with respect to our ordinary shares issued, and available for future grants, under our equity-based incentive compensation plans. Issuances or sales of substantial numbers of our ordinary shares, or the perception that such issuances or sales could occur, may adversely affect the market price of our ordinary shares.
The requirements of being a US domestic public company require significant resources and management attention, which increases our legal and financial compliance costs and could affect our ability to attract and retain key personnel and qualified senior management and members of the Board of Directors.
As of June 30, 2024, we determined that we no longer qualify as a “foreign private issuer” as defined under the Exchange Act and, effective as of January 1, 2025, we became subject to the reporting regime that applies to US domestic public companies listed on the NYSE. This requires us to file periodic and current reports and registration statements on US domestic public company forms that are generally more detailed and extensive than the forms available to foreign private issuers, are required to be filed within shorter time periods and must comply with, among other things, US proxy requirements and Regulation FD. In addition, our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements under Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or the NYSE, as applicable, and have modified certain of our policies to comply with good governance practices applicable to US domestic public companies.

Compliance with these rules and regulations has increased our legal and financial compliance costs, especially following our loss of the foreign private issuer status, making certain activities more difficult, time-consuming and costly and increasing demand on our systems and resources. As a result of the complexity involved in complying with the rules and regulations applicable to US domestic public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our reputation, prospects, business, financial condition, results of operations and/or liquidity. These factors could also make it more difficult for us to attract and retain qualified senior management and members of the Board of Directors.
Laws, regulations and standards relating to corporate governance, ESG matters and public disclosure continue to evolve and are subject to varying interpretations, which can create ongoing uncertainty, necessitate revisions of our disclosure and governance practices and increase costs. If our compliance efforts differ from the expectations of regulators or governing bodies, we could face legal proceedings or other adverse actions, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Furthermore, the Trump administration has implemented and will continue to seek to implement a regulatory and legislative reform agenda that is significantly different than that of the Biden administration. We expect there will be changes in the rule-making and enforcement priorities of certain federal agencies as well as potential significant developments in jurisprudence. The evolving regulatory and legal environment and uncertainty about the timing and scope of future laws, judicial decisions, regulations and policies may contribute to decisions we may make with respect to our operations, whereas adverse developments affecting the general economic climate could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
If we are unable to satisfy the requirements of the Sarbanes-Oxley Act or if our internal control over financial reporting is not effective, the reliability of our financial statements may be impacted, resulting in loss of investor confidence, shareholder litigation or adverse regulatory consequences, any of which could cause the market value of our ordinary shares or debt securities to decline or impact our ability to access the capital markets
The SEC rules implementing Section 404(a) of the Sarbanes-Oxley Act require a company subject to the reporting requirements of the Exchange Act to complete a comprehensive evaluation of its internal control over financial reporting. To comply with these rules, we are required to assess, document and test our internal control procedures, and our management is required to assess and issue a report concerning our internal control over financial reporting. We also maintain disclosure controls and procedures that are designed, among other things, to ensure that information required to be disclosed in the reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, we are subject to the independent auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, pursuant to which our independent auditor is required to attest to and report on management’s assessment of our internal control over financial reporting.
Under the PCAOB auditing standards applicable to us as a reporting company under the Exchange Act, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024 and our annual report on Form 20-F for the year ended December 31, 2023, a material weakness existed in our internal control over financial reporting as of each of December 31, 2024 and 2023 relating to a lack of available evidence to demonstrate the precision of our management’s review of the process to determine certain assumptions used in the measurement of the fair value of our capital provision assets. We have successfully remediated the material weakness as of December 31, 2025. See “Controls and procedures” for additional information with respect to the remediation of this material weakness. While the remediation efforts have been effective, there can be no assurance that we will not identify additional material weaknesses in the future or fail to maintain an effective control environment. If additional material weaknesses are identified in the future or if we are unable to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected. This could in turn subject us to shareholder litigation or adverse regulatory consequences, including sanctions by the SEC or violations of the applicable listing rules of the NYSE, which may result in a breach of the covenants under our existing or future debt instruments. In addition, any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and the independent registered public accounting firm’s annual attestation reports regarding the effectiveness of our internal control over financial reporting. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our reputation, prospects, business, financial condition, results of operations and/or liquidity, lead to a decline in the market price of our ordinary shares or debt securities or impact our ability to access capital markets.
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
The rights and protections of our shareholders are governed principally by our memorandum of incorporation and articles of incorporation and by the Companies (Guernsey) Law, 2008, as amended (the “Guernsey Companies Law”). The Guernsey Companies Law differs in certain material respects from laws applicable to companies organized under the laws of the United States. As a result, the rights and protections of our shareholders may differ in certain material respects from the rights and protections of shareholders of companies organized under the laws of the United States. See exhibit 4.1 to this 2025 Form 10-K for additional information with respect to the differences between the rights and protections of our shareholders and those of shareholders of companies organized under the laws of the United States.
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
Item 1B. Unresolved staff comments
None.

Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical information systems and data. Our cybersecurity risk management program leverages certain practices from the National Institute of Standards and Technology Cybersecurity Framework, the Center for Internet Security Top 20 Critical Security Controls and the Control Objectives for Information and Related Technologies. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use certain practices from these frameworks and controls in developing our cybersecurity risk management program to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
To provide for the resilience of critical information systems and data, maintain legal and regulatory compliance, manage our material risks from cybersecurity threats and protect against, detect and respond to cybersecurity incidents, our cybersecurity risk management program includes the following elements:
▪Security operations monitoring of our information systems and services to detect and act on weaknesses and potential intrusions
▪Cloud-based platform operations that allow us to store our data on the servers of technology companies, with built-in disaster recovery protection and regular backups
▪Regular internal and external security audits, penetration tests and risk assessments designed to help identify significant cybersecurity risks to our critical information systems and data
▪Collaboration with third-party service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls
▪Testing of new products and services to identify potential security vulnerabilities before release
▪Regular network and endpoint monitoring
▪Business resiliency planning with disaster recovery and business continuity testing
▪Role-based access controls to identify, authenticate and authorize individuals to access information systems based on their job responsibilities
▪Protection, including encryption, for the secure communication of sensitive data
▪Monitoring of emerging data protection laws and implementation of changes to our processes designed to comply therewith as well as regular review of best practices from both the legal and financial services industries and engaging in a program of continuous improvement
▪Regular review of policies, procedures and standards related to cybersecurity
▪Cybersecurity awareness training of our employees and senior management at regular intervals
▪Cross-functional approach to addressing cybersecurity risk, involving senior representatives from all our offices in business, information technology, finance and legal and compliance functions
▪Cybersecurity incident response plan that sets forth procedures for responding to cybersecurity incidents, including processes designed to triage, assess severity, escalate, contain, investigate and remediate such cybersecurity incidents, as well as to comply with potentially applicable legal and regulatory obligations and mitigate reputational damage
▪Third-party risk management process for certain service providers based on our assessment of their criticality to our business and risk profile
▪Access controls for platforms and devices, including multi-factor authentication and conditional access
As part of the above processes and procedures, we regularly engage with assessors, consultants and other third parties, including by having a third-party consultant review our cybersecurity risk management program on an annual basis to help identify areas for continued focus, improvement and compliance.

Our cybersecurity risk management program also addresses cybersecurity risks associated with our use of third-party service providers, including those who have access to our employee data or our information systems. Cybersecurity considerations are part of our process for the selection and oversight of our third-party service providers, and we perform diligence on third-party service providers that have access to our information systems, data or facilities that house such information systems or data. In addition, we distribute a cybersecurity survey to major third-party service providers on an annual basis to assess their adherence to our cybersecurity requirements.
During the years ended December 31, 2025, 2024 and 2023, we have not identified any material cybersecurity incidents and have not identified any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, and the expenses we have incurred from any cybersecurity incidents were immaterial. There can be no assurance that our cybersecurity risk management program, including our policies, processes, controls and procedures, will be fully implemented, complied with or effective in protecting our systems and information. See “Risk factors—Risks relating to cybersecurity, third-party service providers, information systems and data privacy and protection” for additional information with respect to cybersecurity risks.
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
The Chief Information Officer and the cybersecurity committee have the responsibility for our overall cybersecurity risk management program. Our Chief Information Officer has primary responsibility for assessing and managing material risks from cybersecurity threats and has over 20 years of cybersecurity work experience, including at major financial institutions and consulting firms and involving the management of information security and the development of cybersecurity strategy, and has relevant degrees and certifications, including a Bachelor’s degree in Computer Science from Cornell University. Our Chief Information Officer supervises both our internal information technology team and our external cybersecurity consultants and other third-party service providers. Our Chief Information Officer meets regularly with our internal cybersecurity committee, composed of senior representatives from our offices in business, information technology, finance and legal and compliance functions, including, among others, our Chief Financial Officer and our Chief Compliance Officer. With assistance from our internal information technology team, our Chief Information Officer conducts cybersecurity and other information systems risk assessments on at least an annual basis and reports the results of these assessments, as well as any material cybersecurity and other information systems risks, to the cybersecurity committee. The cybersecurity committee focuses on assessing processes and procedures to assist with prevention and detection of cybersecurity incidents, whereas our Chief Information Officer, with assistance from our internal information technology team, is responsible for mitigation and remediation of cybersecurity incidents. In addition, we engage third-party vendors to (i) perform an annual cybersecurity assessment to identify weaknesses and address them, including performing yearly penetration tests to determine if there are vulnerabilities, and (ii) monitor our cloud environment, identify threats and respond to them by shutting down activity that is deemed potentially harmful.
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

Item 2. Properties
We do not own any real property, and we lease our principal office spaces from third parties. The table below sets forth the location, square footage and main use of our principal leased offices as of December 31, 2025.

Location	Size (square footage)	Main use
New York, New York, United States	19,516	Office space
London, United Kingdom	10,883	Office space
Chicago, Illinois, United States	7,113	Office space
Singapore, Singapore	1,518	Office space
Both our Principal Finance and Asset Management and Other Services segments operate from our New York, London, Chicago and Singapore offices.
We consider these facilities to be suitable and adequate for the management and operation of our businesses.
Item 3. Legal proceedings
The information with respect to legal proceedings is set forth in note 20 (Financial commitments and contingent liabilities—Legal proceedings) to our consolidated financial statements contained in this 2025 Form 10-K and is incorporated herein by reference.
Item 4. Mine safety disclosures
Not applicable.

Part II
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
We have a single class of ordinary shares, which trade on the NYSE and AIM, in each case, under the symbol “BUR”.
As of January 31, 2026, there were 194 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these holders.
Dividend policy
We currently pay a total annual dividend of 12.50¢ per ordinary share, payable semi-annually, but do not anticipate regular increases in our dividend per ordinary share level. The Board of Directors may review our dividend per ordinary share level from time to time. See “Risk factors—Risks relating to our ordinary shares—There can be no assurance that we will pay dividends or distributions” for additional information with respect to our declaration and payment of dividends.
Purchases of equity securities
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended December 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased	Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
October 1, 2025 - October 31, 2025	—	$—	—	21,912,963
November 1, 2025 - November 30, 2025	—	$—	—	21,912,963
December 1, 2025 - December 31, 2025	—	$—	—	21,912,963
Total	—	$—	—	21,912,963
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
Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the years ended December 31, 2025, 2024 and 2023.
Five-year share performance graph
The performance graph below depicts the total return to holders of our ordinary shares from the closing price on December 31, 2020 through December 31, 2025 relative to the performance of the Russell 2000 index and the S&P Small Cap 600 Financials index. The performance graph assumes $100 invested on December 31, 2020 and dividends received reinvested in the security or index.

200
150
100
50
0
Total Shareholder Return
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
Tax considerations
Guernsey tax considerations
The summary below is based on Guernsey law and published practice in Guernsey as of the date of this 2025 Form 10-K, both of which are subject to change, possibly with retroactive effect. This summary is intended as a general guide related to certain Guernsey tax matters potentially applicable to the holders of our ordinary shares only and is not, is not intended to be nor should it be construed to be, legal, tax or other advice or a comprehensive summary of Guernsey tax considerations.
Effective for the years beginning on or after January 1, 2025, Guernsey-headquartered companies which have annual consolidated earnings of at least €750 million in at least two out of the prior four accounting periods are subject to the 15% minimum tax in accordance with the OECD’s Pillar Two initiative. The Pillar Two minimum tax is considered an alternative minimum tax and applies to amounts earned by a company which are not otherwise subject to a 15% tax in other taxing jurisdictions combined. As of the date of this 2025 Form 10-K, we are not subject to the Guernsey minimum tax. See “Risk factors—Risks relating to our business and industry—Changes in tax laws and regulations or unanticipated tax liabilities could affect our effective tax rate, business, financial condition, results of operations and/or liquidity” for additional information with respect to the risks relating to Pillar Two.
Non-Guernsey resident shareholders (both corporations and individuals) who do not conduct business in Guernsey through a permanent establishment should not be subject to Guernsey income tax or Guernsey withholding tax and any distributions made to them should not be subject to Guernsey tax. Guernsey tax resident individual shareholders are generally subject to Guernsey income tax at a rate of 20%. Guernsey tax resident corporate shareholders are subject to Guernsey income tax at the corporate standard, intermediate or higher rates of 0%, 10% or 20%, respectively.
Guernsey does not levy capital gains tax and, accordingly, no Guernsey capital gains tax is levied on the sale or other disposition of our ordinary shares. There is also no stamp duty on the issuance, acquisition, transfer, conversion or redemption of shares in Guernsey companies, except for certain Guernsey companies that hold real property located in Guernsey.

Shareholders are encouraged to consult their own tax advisors with respect to the potential Guernsey tax, legal, reporting or other consequences to them of the purchase, ownership or disposition of our ordinary shares.
Guernsey has implemented through domestic legislation matters related to (i) the Foreign Account Tax Compliance Act (“FATCA”) contained in the US Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations promulgated thereunder and (ii) the Organisation for Economic Co-operation and Development’s regime known as the Common Reporting Standard (“CRS”). Pursuant to FATCA and CRS, disclosure and reporting of information may be required, including disclosure of certain information about shareholders, their ultimate beneficial owners and/or controllers and their investment in us. Shareholders are encouraged to consult their own tax advisors with respect to the possible implications of FATCA, CRS and other similar regimes that may be relevant to their purchase, ownership or disposition of our ordinary shares.
Material US federal income tax considerations
General
The following is a discussion of the material US federal income tax considerations that may be relevant to US Holders (as defined below). This discussion is based upon provisions of the Code, the Treasury Regulations promulgated thereunder and administrative rulings and court decisions, all as in effect or existence on the date of this 2025 Form 10-K and all of which are subject to change, possibly with retroactive effect. Changes in these authorities may cause the tax consequences of ownership of our ordinary shares to vary substantially from the consequences described below.
The following discussion applies only to beneficial owners of our ordinary shares that own ordinary shares as “capital assets” within the meaning of Section 1221 of the Code (i.e., generally, for investment purposes) and is not intended to be applicable to all categories of shareholders, such as shareholders subject to special tax rules (e.g., banks or financial institutions, regulated investment companies, insurance companies, broker-dealers or traders in stocks and securities or currencies, tax-exempt organizations, real estate investment trusts, retirement plans or individual retirement accounts, US expatriates, persons who hold our ordinary shares as part of a straddle, hedge, conversion, constructive sale or other integrated transaction for US federal income tax purposes, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, persons that own (actually or constructively) 10% or more of our equity securities (by vote or value), persons who elect to receive dividends in a currency other than the US dollar or persons who have a functional currency other than the US dollar), each of whom may be subject to unique tax rules that differ significantly from those summarized below. If a partnership or other entity classified as a partnership for US federal income tax purposes holds our ordinary shares, the tax treatment of its partners generally will depend upon the status of the partner and the activities of the partnership. Partners in a partnership holding our ordinary shares are encouraged to consult their own tax advisors with respect to the tax consequences to them of the partnership’s purchase, ownership or disposition of our ordinary shares.
No ruling has been requested from the Internal Revenue Service (the “IRS”), nor is there any present intention to do so, in connection with any matter affecting us or our shareholders. The statements made herein may be challenged by the IRS and, if so challenged, may not be sustained upon review by a court of relevant taxing jurisdiction. This discussion does not contain any information regarding any US state, US local or US estate or gift tax considerations concerning the ownership or disposition of our ordinary shares. This discussion does not comment on all aspects of US federal income taxation that may be important to particular shareholders in light of their individual circumstances, and shareholders are encouraged to consult their own tax advisors with respect to the potential US federal, state, local and other tax consequences to them of the purchase, ownership or disposition of our ordinary shares.
As used herein, the term “US Holder” means a beneficial owner of our ordinary shares that is:
▪An individual citizen or resident of the US
▪A corporation (including any entity treated as a corporation for US federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia
▪An estate the income of which is subject to US federal income taxation regardless of its source
▪A trust if (i) its administration is subject to the primary supervision of a court within the United States and one or more US persons, within the meaning of Section 7701(a)(30) of the Code, have the authority to control all substantial decisions of the trust or (ii) it has a valid election in effect under applicable Treasury Regulations to be treated as a US person for US federal income tax purposes
Distributions

Subject to the discussion below of the rules applicable to PFICs, any distributions to a US Holder made by us with respect to our ordinary shares generally will constitute dividends to the extent of our current and accumulated earnings and profits, as determined under US federal income tax principles. Distributions in excess of our earnings and profits will be treated first as a nontaxable return of capital to the extent of the US Holder’s tax basis in our ordinary shares held by the US Holder and thereafter as capital gain. While we do not maintain calculations of our earnings and profits under US federal income tax principles, US Holders should expect that distributions generally will be treated as dividends for US federal income tax purposes. US Holders that are corporations generally will not be entitled to claim a dividend received deduction, as such term is defined under US tax law, with respect to distributions they receive from us. Distributions on our ordinary shares to certain non-corporate US Holders that satisfy a minimum holding period requirement and other generally applicable requirements should generally be eligible for taxation at preferential rates as “qualified dividend income”. However, non-corporate holders who do not meet a minimum holding period requirement during which they are not protected from the risk of loss or who elect to treat the dividend income as “investment income” pursuant to Section 163(d)(4) of the Code, for purposes of the investment interest expense limitation rules, will not be eligible for the reduced rates of taxation otherwise available for dividend distributions. Shareholders should consult their own tax advisors regarding the application of these rules to their particular circumstances. Dividends received with respect to our ordinary shares generally will be treated as foreign source “passive category income” for purposes of computing allowable foreign tax credits for US federal income tax purposes. The US foreign tax credit rules are complex, and US Holders are encouraged to consult their own tax advisors with respect to the availability of the US foreign tax credits and the application of the US foreign tax credit rules to their particular situation.
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
As of the date of this 2025 Form 10-K, there is substantial uncertainty regarding the tax treatment of our financing arrangements as well as the application of the PFIC rules to such financing arrangements and, in particular, whether all or some of our financing arrangements are passive assets or otherwise produce passive income under the applicable PFIC US tax rules. As a result, although we do not believe we are currently a PFIC or expect to be treated as a PFIC in the foreseeable future, there can be no assurance that the IRS will not successfully assert that we are or were a PFIC, that all or some portion of our financing arrangements are passive assets or otherwise produce passive income or that a change in law or interpretation of current law, possibly with retroactive effect, could cause us to be treated as a PFIC in a current, future or prior taxable year.
If we were treated as a PFIC, a US Holder could be subject to significant adverse US tax consequences, including the ineligibility of our dividend distributions for preferential US tax rates (as discussed above), interest charges and additional taxes (including penalties) on certain excess distributions, sales, exchanges or other dispositions of our ordinary shares and certain transactions involving our subsidiaries that are themselves PFICs. A US Holder may mitigate certain, but not all, of these adverse consequences by making a timely “mark-to-market” election with respect to our ordinary shares. In addition, certain information reporting requirements would apply with respect to the ownership of our ordinary shares. The US federal income tax rules relating to PFICs are very complex. Shareholders are encouraged to consult their own tax advisors with respect to the impact of the PFIC US tax rules on the purchase, ownership and disposition of our ordinary shares.
Specified foreign financial assets
Individual US Holders that own “specified foreign financial assets” with an aggregate value in excess of (i) $50,000 on the last day of the tax year or (ii) $75,000 at any time during the tax year are generally required to report information relating to such assets. “Specified foreign financial assets” include any financial accounts held at a foreign financial institution, as well as securities issued by a foreign issuer (which would include our ordinary shares) that are not held in accounts maintained by financial institutions. Higher reporting thresholds apply to certain married individuals. The applicable Treasury Regulations extend this reporting requirement to certain entities that are treated as formed or availed of to hold direct or indirect interests in “specified foreign financial assets” based on certain objective criteria. US Holders who fail to report the required information could be subject to substantial penalties. Shareholders are encouraged to consult their own tax advisors with respect to reporting obligations, if any, that would result from their purchase, ownership or disposition of our ordinary shares.
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
Item 6. [ Reserved ]
Item 7. Management's discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations is for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this 2025 Form 10-K.
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
The discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, can be found in the “Management's discussion and analysis of financial condition and results of operations” section of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 3, 2025.
Economic and market conditions
Our portfolio returns are driven by judicial activity, and we believe these returns are generally uncorrelated to market conditions or the performance of the overall economy. The most direct impact of economic and market conditions on our business relates to our cost of debt and ease of access to corporate debt capital markets, as well as movements in market rates that cause adjustments to the discount rates applied in the fair value of our assets and that impact our quarterly revenue recognition in accordance with US GAAP. We believe that we maintain access to corporate debt capital markets, supported by credit rating upgrades from Moody’s in the second quarter of 2025 and from S&P in the third quarter of 2025 and as demonstrated by successful debt offerings in July 2025 and January 2026. Overall, we believe our business model is particularly resilient to economic and market cycles due to the nature of the assets that drive our revenues and cash flow.
More broadly, economic conditions can have an impact on the volume and type of litigation that we may consider financing. For example, increased rates of corporate insolvencies can lead to opportunities to finance litigation relating to or arising out of insolvencies and bankruptcies; higher interest rates or other forms of economic stress can cause businesses to act illegally (such as to conspire to fix prices) leading to financeable claims; and pressure from shareholders and markets can lead to the commission of securities fraud and other similar acts, again resulting in financeable claims.
During the year ended December 31, 2025, the rising potential for global trade disruption through the implementation of tariffs drove significant volatility in global financial markets. We do not believe that a broad elevation in global tariff rates would have a significant impact on the performance of our legal finance portfolio or our financial results. While the economic impact of trade tariffs is uncertain at this point, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, although it is usual for this to occur with a lag.
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
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, courts have continued to work through the case backlog caused by the Covid-19 pandemic and, during the year ended December 31, 2025, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics, and we saw impact from that in our 2025 financial results as extensions of expected duration reduced the fair value of certain assets. In some cases, we are protected on duration risk, because some of our assets have time-based terms that increase our absolute returns as time passes. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.
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
Party solvency
Litigation outcomes stand apart from the remainder of the conventional credit universe because they do not arise as a result of a contractual relationship between the judgment debtor and creditor, unlike essentially all other forms of credit obligation. Thus, for example, a debtholder seeking recovery on a defaulted debt must take many steps, typically involving notice, a cure period and usually a subsequent judicial or insolvency proceeding that will generally sweep in other creditors, resulting in a meaningful risk of the debt being impaired or compromised. By contrast, a judgment creditor has immediate and unfettered rights of action, for example, to seize assets and garnish cash flows, meaning that a judgment creditor often has substantial leverage and ability to secure payment of a judgment against even a financially distressed judgment debtor as long as the judgment debtor does not seek protection from creditors in a formal insolvency proceeding.
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
International sanctions on Russian businesses and individuals
The international sanctions imposed on Russian businesses and individuals continue to impact the legal industry. Our legal finance assets in jurisdictions outside Russia that involve claims against entities that might have an ultimate Russian parent or controller (regardless of sanction status) represented in the aggregate $125.9 million (or approximately 2% of total fair value for capital provision assets) as of December 31, 2025 as compared to $115.0 million (or approximately 2% of total fair value for capital provision assets) as of December 31, 2024. There have been no significant changes or developments with respect to the impact of these international sanctions on our business. We are mindful of any sanctions or other issues and work regularly with specialist counsel in the sanctions area (as well as ensuring compliance with all legal requirements, such as anti-money laundering). Where we are required to enforce judgments or awards, even against sanctioned entities, such enforcement tends to be consistent with the goals of international sanctions regimes rather than running afoul of them, and the US Office of Foreign Assets Control and the UK Office of Financial Sanctions Implementation regularly grant licenses to do so. We do not anticipate any adverse material impact on our business from the sanctions regime.
Basis of presentation of financial information
We report our consolidated financial statements as of and for the year ended December 31, 2025, and comparative periods contained in this 2025 Form 10-K in accordance with US GAAP. Our consolidated financial statements are presented in US dollars.
Results of operations and financial condition
Set forth below is a discussion of our consolidated results of operations for the years ended December 31, 2025 and 2024, and our consolidated financial condition as of December 31, 2025 and 2024, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2025 refer to the year ended December 31, 2025, and any references to 2024 refer to the year ended December 31, 2024.
Consolidated statements of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024
Overview
The table below sets forth a summary of our consolidated statements of operations for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Total revenues	$413,360	$546,087	$(132,727)	(24)%
Total operating expenses	181,249	155,485	25,764	17%
Operating income/(loss)	232,111	390,602	(158,491)	(41)%

Total other expenses	148,079	137,014	11,065	8%
Income/(loss) before income taxes	84,032	253,588	(169,556)	(67)%

Provision for/(benefit from) income taxes	11,844	24,005	(12,161)	(50.7)%
Net income/(loss)	72,188	229,583	(157,395)	(69)%

Net income attributable to non-controlling interests	9,616	83,099	(73,483)	(88)%
Net income/(loss) attributable to Burford Capital Limited shareholders	62,572	146,484	(83,912)	(57)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues decreased 24% for the year ended December 31, 2025, primarily due to a decrease in capital provision income, arising mainly from lower net realized gains, and operating expenses increased, primarily due to increases in case-related expenditures ineligible for inclusion in asset cost and increases in general, administrative and other expenses. The net result was $62.6 million in net income attributable to Burford Capital Limited shareholders for the year ended December 31, 2025, as compared to net income of $146.5 million for the year ended December 31, 2024.
Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Capital provision income/(loss)	$476,813	$552,066	$(75,253)	(14)%
Plus/(Less): Third-party interests in capital provision assets	(99,142)	(42,384)	(56,758)	134%
Asset management income/(loss)	6,312	8,340	(2,028)	(24)%
Marketable securities income/(loss) and interest	28,760	25,014	3,746	15%
Other income/(loss)	617	3,051	(2,434)	(80)%
Total revenues	413,360	546,087	(132,727)	(24)%
Capital provision income/(loss)
The table below sets forth the components of our capital provision income for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$260,592	$439,665	$(179,073)	(41)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	185,589	127,981	57,608	45%
Foreign exchange gains/(losses)	20,145	(15,701)	35,846	NM
Other	10,487	121	10,366	NM
Total capital provision income/(loss)	476,813	552,066	(75,253)	(14)%
For the year ended December 31, 2025, net realized gains were $260.6 million, comprising $330.8 million of gross realized gains, offset by gross realized losses of $70.2 million. For the year ended December 31, 2024, net realized gains were $439.7 million, comprising $481.6 million of gross realized gains, offset by gross realized losses of $41.9 million. We had three large realized gains that each individually exceeded $40.0 million in 2024 and we did not have realized gains in 2025 of the same magnitude, which thus impacted our net realized gains. On the other hand, unlike 2024, we did not experience a single large realized loss in 2025, but we did have a number of smaller, immaterial losses concentrated in our higher-risk, higher-return areas. Overall, net realized gains resulted from $710.5 million in realizations for the year ended December 31, 2025, as compared to $907.0 million in realizations for the year ended December 31, 2024.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, are affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains upon conclusion of a matter and its transfer to realized gains and actual performance of matters as they pass through milestones. All of those factors contributed to the net change in unrealized gain of $185.6 million for the year ended December 31, 2025 as compared to a net change in unrealized gain of $128.0 million for the year ended December 31, 2024, with the passage of time and the relative movement in discount rates having the largest impacts on the change year over year and the Turnover Order (as defined below) having the largest impact on an individual matter during 2025.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2024, applying those same rates to the portfolio as of December 31, 2025, fair value would have been approximately $106.8 million lower than as reported. The weighted average discount rate across the portfolio decreased to 6.1% as of December 31, 2025, from 6.9% as of December 31, 2024, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in “—Critical accounting estimates—Fair value of capital provision assets”. Fair value is also impacted by changes in the adjusted risk premium, which was slightly down at 31.1% as of December 31, 2025, from 31.4% as of December 31, 2024. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset’s life) was offset by net favorable developments across the rest of the portfolio.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets reduced capital provision income by $99.1 million for the year ended December 31, 2025, due to increases in the fair value of the YPF-related assets because of the progression closer to our expected conclusion date and a decrease in discount rates. The year-over-year change was also impacted by the Turnover Order.
Marketable securities income/(loss) and interest
Marketable securities income and interest increased 15% for the year ended December 31, 2025, primarily driven by interest income earned from higher cash and cash equivalents and marketable securities balances and the impact of the appreciation of the pound sterling against the US dollar in our non-USD holdings, partially offset by lower US yields.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Salaries and benefits	$48,444	$42,418	$6,026	14%
Annual incentive compensation	22,335	29,210	(6,875)	(24)%
Share-based and deferred compensation	13,841	8,822	5,019	57%
Long-term incentive compensation including accruals	43,622	43,209	413	1%
Total compensation and benefits	128,242	123,659	4,583	4%
General, administrative and other	38,362	31,025	7,337	24%
Case-related expenditures ineligible for inclusion in asset cost	14,645	801	13,844	NM
Total operating expenses	181,249	155,485	25,764	17%
Total operating expenses increased 17% for the year ended December 31, 2025, primarily due to higher case-related expenditures ineligible for inclusion in asset cost largely related to the consolidation of the EP Funds and higher general, administrative and other expenses. The increase in general, administrative and other expenses for the year ended December 31, 2025 is driven by higher professional fees incurred.
Case-related expenditures ineligible for inclusion in asset cost significantly increased for the year ended December 31, 2025, reflecting an increase in the level of expenses and the number of instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases. Examples of the incurrence of such expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $10.4 million and $1.9 million of the total case-related expenditures ineligible for inclusion in asset cost for the years ended December 31, 2025 and 2024, respectively. Included in the $10.4 million of case-related expenditures in 2025 is $5.4 million related to contingent fee arrangements associated with the EP Funds. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
Case-related expenditures ineligible for inclusion in asset cost also include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $4.2 million and a credit of $1.1 million of total case-related expenditures ineligible for inclusion in asset cost for the years ended December 31, 2025 and 2024, respectively. A credit in case-related expenditures for 2024 was a result of cost recoveries from an insurance policy.
Other expenses
The table below sets forth the components of our total other expenses for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Finance costs	$151,015	$135,593	$15,422	11%
Foreign currency transactions (gains)/losses and other expenses	(2,936)	1,421	(4,357)	NM
Total other expenses	148,079	137,014	11,065	8%
Finance costs
Finance costs increased 11% for the year ended December 31, 2025, primarily due to higher interest expense related to the issuance of the 7.500% Senior Notes due 2033 (the "2033 Notes") during the year ended December 31, 2025.
Foreign currency transactions (gains)/losses and other expenses
Foreign currency transactions (gains)/losses and other expenses were gains of $2.9 million for the year ended December 31, 2025, as compared to losses of $1.4 million for the year ended December 31, 2024. The year-over-year change was primarily driven by the strengthening of both the pound sterling and euro against the US dollar.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Provision for/(benefit from) income taxes:	$11,844	$24,005	$(12,161)	(51)%
Provision for income taxes decreased 51% for the year ended December 31, 2025, primarily due to a reduction in overall taxable income for 2025. Cash taxes paid were $23.2 million and $19.5 million for the year ended December 31, 2025 and 2024, respectively.
The OECD has introduced Pillar Two which is a framework to implement a global minimum tax for certain multinational companies that have earned annual consolidated revenues of at least €750 million in at least two out of the prior four accounting periods. Guernsey as well as certain countries in which we operate have enacted legislation to implement Pillar Two. Pillar Two taxes are considered an alternative minimum tax accounted for as a period cost that will impact the effective tax rate in the year the Pillar Two tax obligation arises. Therefore, deferred taxes will not be recognized or adjusted for the estimated effects of future minimum taxes.
Based on our annual consolidated revenues over the past several years, we are not currently subject to the OECD Pillar Two mandate. Notwithstanding this fact, we have assessed the potential impact of Pillar Two based on laws enacted as of the date of this 2025 Form 10-K and there was no material effect on our current effective tax rate, business, financial condition, results of operations and/or liquidity for the year ended December 31, 2025. Based on this assessment and the prospective nature of the effective date of the application of the Pillar Two rules, we also do not currently anticipate any material effect on our effective tax rate, business, financial condition, results of operations and/or liquidity for the year ending December

31, 2025. See “Risk factors—Risks relating to our business and industry—Changes in tax laws and regulations or unanticipated tax liabilities could affect our effective tax rate, business, financial condition, results of operations and/or liquidity” for additional information with respect to the risks relating to Pillar Two.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Net income/(loss) attributable to non-controlling interests:	$9,616	$83,099	$(73,483)	(88)%
We consolidate certain entities that have other shareholders and/or investors, including the Advantage Fund and BOF-C. The Advantage Fund does not have a traditional management and performance fee structure, but instead we retain any excess returns after the first 10% of annual simple returns are remitted to the Advantage Fund’s investors. With respect to BOF-C, under the co-investing arrangement with the sovereign wealth fund, we (in our capacity as the appointed investment adviser) receive reimbursement of expenses from BOF-C up to a certain level before we or the sovereign wealth fund, as applicable, receive a return of capital. After the repayment of capital, we then receive a portion of the return generated from the assets held by BOF-C. We include 100% of the Advantage Fund’s and BOF-C’s income and expenses in the applicable line items in our consolidated statements of operations (for example, 100% of the income on the Advantage Fund’s and BOF-C’s capital provision assets is included in capital provision income in our consolidated statements of operations), and the net amount of those income and expense line items that relate to third-party interests is included in net income attributable to non-controlling interests. In turn, this net amount is deducted from net income to arrive at net income attributable to Burford Capital Limited shareholders in our consolidated statements of operations. Net income attributable to non-controlling interests does not include Colorado and the EP Funds. See note 2 (Summary of significant accounting policies—Consolidation) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to our consolidation policies.
Net income attributable to non-controlling interests decreased 88% for the year ended December 31, 2025, reflecting non-controlling interests’ share of the decrease in capital provision income year-over-over. See "Capital provision income/(loss)" above for additional information with respect to the year-over-year change in the different components of capital provision income.
Consolidated statements of financial condition as of December 31, 2025 as compared to December 31, 2024
The table below sets forth specified line items from our consolidated statements of financial condition as of the dates indicated.

	December 31
($ in thousands)	2025	2024	Change	% change
Cash and cash equivalents	$566,437	$469,930	$96,507	21%
Marketable securities	89,486	79,020	10,466	13%
Other assets	73,743	61,006	12,737	21%
Due from settlement of capital provision assets	164,804	183,858	(19,054)	(10)%
Capital provision assets	5,609,949	5,243,917	366,032	7%
Cash and cash equivalents and marketable securities
Cash and cash equivalents increased 21% and marketable securities increased 13% both as of December 31, 2025. The net increase in cash and cash equivalents and marketable securities primarily reflects the issuance of the 2033 Notes, partially offset by the redemption of the aggregate principal amount of the 6.125% Bonds which matured on August 12, 2025 (the “2025 Bonds”) and the impact from third-party net distributions.
Other assets
Other assets increased 21% as of December 31, 2025, primarily due to the acquisition of an equity method investment and from higher receivables.
Due from settlement of capital provision assets

Due from settlement of capital provision assets decreased 10% as of December 31, 2025, primarily due to cash received from realizations during 2025 and collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $183.9 million of due from settlement receivables as of December 31, 2024, 73% was collected in cash during 2025.
Capital provision assets
Capital provision assets increased 7% as of December 31, 2025, primarily reflecting capital provision income earned during the year and continued deployments into capital provision assets, partially offset by the impact of realizations.
Fair value of capital provision assets
Valuation policy
See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to our consolidated financial statements contained in this 2025 Form 10-K for a description of our valuation policy for capital provision assets.
Fair value of capital provision assets
The table below sets forth the fair value of capital provision assets, comprised of deployed cost and unrealized gains, for the YPF-related assets and other assets as of the dates indicated.

	December 31, 2025			December 31, 2024
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$5,609,949	$(1,697,755)	$3,912,194	$5,243,917	$(1,672,693)	$3,571,224
Deployed costs	2,498,463	(640,630)	1,857,833	2,341,377	(668,784)	1,672,593
Deployed costs on YPF-related assets	193,564	(75,987)	117,577	76,405	(6,829)	69,576
Deployed costs on non-YPF-related assets	2,304,899	(564,643)	1,740,256	2,264,972	(661,955)	1,603,017
Unrealized gains	3,111,486	(1,057,125)	2,054,361	2,902,540	(1,003,909)	1,898,631
Unrealized gains on YPF-related assets	2,390,155	(818,374)	1,571,781	2,118,112	(722,213)	1,395,899
Unrealized gains on non-YPF-related assets	721,331	(238,751)	482,580	784,428	(281,696)	502,732
On a consolidated basis, the aggregate fair value of our capital provision assets was $5.6 billion, the aggregate deployed cost was $2.5 billion and the aggregate unrealized gains were $3.1 billion each as of December 31, 2025. The increase of $157.1 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Consolidated statements of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024—Revenues” above for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $3.9 billion, the aggregate deployed cost was $1.9 billion and the aggregate unrealized gains were $2.1 billion each as of December 31, 2025. The increase of $185.2 million in deployed cost is a result of deployments during 2025, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which is driven by this period’s fair value adjustment, net of previously recognized unrealized gains transferred to realized gains.
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
During the three months ended March 31, 2025, further restructuring of the Eton Park liquidation led to a modest increase in our share of proceeds. That restructuring resulted in the consolidation of the EP Funds, which led to an increase of $116.6 million in our capital provision assets, offset by $70.0 million of contingent fees in our other liabilities and $12.2 million in financial liabilities relating to third-party interests in capital provision assets, and an expense of $2.8 million in case-related expenditures ineligible for inclusion in asset cost, in each case, on a consolidated basis as of and for the three months ended March 31, 2025. On a total segments (Burford-only) basis, deployed cost increased $38.0 million associated with this restructuring of the Eton Park liquidation, which included $2.8 million of case-related expenditures ineligible for inclusion in asset cost, for the three months ended March 31, 2025.
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
On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $2.6 billion as of December 31, 2025. Our cost basis and unrealized gains increased $117.2 million and $272.0 million to $193.6 million and $2.4 billion, respectively, during 2025. The increase in the cost basis was mainly due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date, the impact of the Turnover Order and the relative movement in discount rates.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $1.7 billion as of December 31, 2025. Our cost basis and our unrealized gains increased $48.0 million and $175.9 million to $117.6 million and $1.6 billion, respectively, during 2025. The increase in the cost basis was mainly due to the consolidation of the EP Funds, while the increase in unrealized gains was due to the passage of time bringing us closer to our expected conclusion date, the impact of the Turnover Order and the relative movement in discount rates.

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

	December 31,
($ in thousands)	2025	2024	Change	% change
Definitive	$1,269,708	$962,808	$306,900	32%
Discretionary	793,533	1,032,433	(238,900)	(23)%
Legal risk (definitive)	47,235	41,318	5,917	14%
Total capital provision undrawn commitments	2,110,476	2,036,559	73,917	4%
As of December 31, 2025, approximately 62% of our legal finance undrawn commitments related to definitive commitments and approximately 38% related to discretionary, as compared to 49% and 51%, respectively as of December 31, 2024.
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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and we provide other services to the legal industry for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of December 31, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.

Statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Year ended December 31, 2025
Total revenues	$359,408	$36,641	$396,049	$17,311	$413,360
Total operating expenses	147,339	26,220	173,559	7,690	181,249
Total other expenses	148,400	(326)	148,074	5	148,079
Income/(loss) before income taxes	63,669	10,747	74,416	9,616	84,032

Year ended December 31, 2024
Total revenues	412,702	47,678	460,380	85,707	546,087
Total operating expenses	125,713	27,341	153,054	2,431	155,485
Total other expenses	136,837	—	136,837	177	137,014
Income/(loss) before income taxes	150,152	20,337	170,489	83,099	253,588

Change
Total revenues	(53,294)	(11,037)	(64,331)	(68,396)	(132,727)
Total operating expenses	21,626	(1,121)	20,505	5,259	25,764
Total other expenses	11,563	(326)	11,237	(172)	11,065
Income/(loss) before income taxes	(86,483)	(9,590)	(96,073)	(73,483)	(169,556)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.
The decrease in capital provision income, arising from lower net realized gains, was the main driver of the decrease in income before income taxes for the year ended December 31, 2025, compared to the year ended December 31, 2024 on both consolidated and total segments (Burford-only) bases.
An increase in operating expenses, for both consolidated and total segments (Burford-only), further contributed to the decrease in income before income taxes. In each case, the increase in operating expenses was primarily due to increases in case-related expenditures ineligible for inclusion in asset cost and increases in general, administrative and other expenses.
For the period-over-period discussion of each of the reportable segments, refer to the specific segment sections further below.

Statements of financial condition as of December 31, 2025, as compared to December 31, 2024
The table below sets forth the components of our consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Year ended December 31, 2025
Cash and cash equivalents and marketable securities	$599,011	$21,666	$620,677	$35,246	$655,923
Other assets	$24,348	$167,309	$191,657	$(117,914)	$73,743
Due from settlement of capital provision assets	$164,804	$—	$164,804	$—	$164,804
Capital provision assets	$3,912,194	$—	$3,912,194	$1,697,755	$5,609,949
Total assets	$4,811,081	$215,004	$5,026,085	$1,615,087	$6,641,172

Year ended December 31, 2024
Cash and cash equivalents and marketable securities	$508,031	$12,650	$520,681	$28,269	$548,950
Other assets	$23,711	$151,770	$175,481	$(114,475)	$61,006
Due from settlement of capital provision assets	$183,651	$—	$183,651	$207	$183,858
Capital provision assets	$3,571,224	$—	$3,571,224	$1,672,693	$5,243,917
Total assets	$4,397,954	$190,377	$4,588,331	$1,586,694	$6,175,025

Change
Cash and cash equivalents and marketable securities	$90,980	$9,016	$99,996	$6,977	$106,973
Other assets	$637	$15,539	$16,176	$(3,439)	$12,737
Due from settlement of capital provision assets	$(18,847)	$—	$(18,847)	$(207)	$(19,054)
Capital provision assets	$340,970	$—	$340,970	$25,062	$366,032
Total assets	$413,127	$24,627	$437,754	$28,393	$466,147
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.
Total assets, as of December 31, 2025, increased $466.1 million for consolidated and increased $437.8 million for total segments (Burford-only). In each case, the increase in total assets is mainly attributable to an increase in capital provision assets and by increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Consolidated statements of financial condition as of December 31, 2025, as compared to December 31, 2024” above for additional information on the components of our consolidated statements of financial condition. For the year-over-year discussion of each of the reportable segments, refer to the specific segment sections further below.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets financed by third-party capital through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

	December 31,
($ in thousands)	2025	2024	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$3,912,194	$3,571,224	$340,970	10%
Undrawn commitments	1,783,320	1,632,856	150,464	9%
Total portfolio value - Principal Finance segment	5,695,514	5,204,080	491,434	9%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,151,341	1,353,893	(202,552)	(15)%
Undrawn commitments	410,339	491,186	(80,847)	(16)%
Total	1,561,680	1,845,079	(283,399)	(15)%

Post-settlement
Fair value	200,206	272,424	(72,218)	(27)%
Undrawn commitments	20,005	67,961	(47,956)	(71)%
Total	220,211	340,385	(120,174)	(35)%

Total portfolio value - Asset Management and Other Services segment	1,781,891	2,185,464	(403,573)	(18)%

Capital provision assets - group-wide portfolio
Fair value	5,263,741	5,197,541	66,200	1%
Undrawn commitments	2,213,664	2,192,003	21,661	1%
Total group-wide portfolio	7,477,405	7,389,544	87,861	1%
For the year-over-year discussion of each of the reportable segments, refer to the specific segment sections further below.
Group-wide new definitive commitments
New definitive commitments serve as one indicator of new business activity, and reflect new contractual financing agreements, which are inflows to the portfolio or transfers of existing discretionary commitments. Discretionary commitments, which are also included in undrawn commitments as a component of the portfolio, are not included within new definitive commitments. When referring to new definitive commitments for our combined business segments, we use the term “group-wide”, as opposed to total segments (Burford-only) which we use for our financial results, due to the third-party nature of the capital in our asset management business. The table below sets forth the components of our group-wide new definitive commitments of capital provision assets by segment for periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Principal Finance segment (Burford-only)	$871,724	$626,815	$244,909	39%
Asset Management and Other Services segment (funded by third-parties)	112,950	187,278	(74,328)	(40)%
Group-wide new definitive commitments	984,674	814,093	170,581	21%
Group-wide new definitive commitments, increased 21% for the year ended December 31, 2025, primarily as a result of a higher number of large new definitive commitments originated during the year, which resulted in a higher average deal size during the year.

Principal Finance segment
Our Principal Finance segment allocates capital to legal finance assets from Burford’s balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by Burford. These capital provision assets and private fund interests generate capital provision income, which is the most significant driver of our total revenues.
Given the direct balance sheet exposure in our Principal Finance segment, we generate capital provision income directly from the gross returns of the portfolio, which are driven by the outcomes of litigation and related legal activity. Recognition of capital provision income is based on our fair value methodology, see note 2 (Summary of significant accounting policies) to our consolidated financial statements contained in this 2025 Form 10-K, for each asset in the portfolio, which we apply quarterly, and the resulting change in fair value across the Principal Finance segment portfolio.
Statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Capital provision income/(loss)	$330,937	$388,124	$(57,187)	(15)%
Marketable securities income/(loss) and interest	28,471	24,578	3,893	16%
Total revenues	359,408	412,702	(53,294)	(13)%

Compensation and benefits	107,770	101,758	6,012	6%
General, administrative and other	32,301	25,012	7,289	29%
Case-related expenditures ineligible for inclusion in asset cost	7,268	(1,057)	8,325	NM
Total operating expenses	147,339	125,713	21,626	17%

Finance costs	151,015	135,593	15,422	11%
Foreign currency transactions (gains)/losses and other expenses	(2,615)	1,244	(3,859)	NM
Total other expenses	148,400	136,837	11,563	8%

Income/(loss) before income taxes	63,669	150,152	(86,483)	(58)%
Total revenues decreased 13% for the year ended December 31, 2025, mainly due to a decrease in capital provision income, primarily arising from lower net realized gains, partially offset by higher fair value adjustments.
Total operating expenses increased 17% for the year ended December 31, 2025, driven primarily by higher case-related expenditures ineligible for inclusion in asset cost, related to the consolidation of the EP Funds and higher general, administrative and other expenses, as a result of higher professional fees incurred.
Total other expenses increased 8% for the year ended December 31, 2025, primarily due to higher interest expense related to the issuance of the 2033 Notes during the year ended December 31, 2025.
As a result of the factors described above, income/(loss) before income taxes decreased 58% for the year ended December 31, 2025.

Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	December 31,
($ in thousands)	2025	2024	Change	% change
Net realized gains/(losses)	$157,744	$327,174	$(169,430)	(52)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	144,131	76,001	68,130	90%
Foreign exchange gains/(losses)	18,575	(15,172)	33,747	NM
Other	10,487	121	10,366	NM
Total capital provision income	330,937	388,124	(57,187)	(15)%
Realized gains
Net realized gains on capital provision assets decreased 52% for the year ended December 31, 2025, which were comprised of $211.6 million in gross realized gains, offset by $53.9 million in gross realized losses. For the year ended December 31, 2024, net realized gains on capital provision assets were comprised of $361.3 million in gross realized gains, offset by $34.1 million in gross realized losses. We had two large realized gains that each individually exceeded $50.0 million in 2024 and none of that magnitude in 2025, which thus impacted our net realized gains; at the same time, we did not experience any large unrealized losses individually in 2025 but did have a number of smaller losses in our higher-risk areas. As a percentage of average capital provision assets at cost during the year ended December 31, 2025, gross realized losses represented 3.1% as compared to 2.1% for the year ended December 31, 2024.
Net change in unrealized gains
Net change in unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, on capital provision assets increased 90% for the year ended December 31, 2025, with the passage of time and the relative movement in discount rates having the largest impacts on the change year over year and the Turnover Order having the largest impact on an individual matter.
See “—Consolidated statements of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024—Revenues—Capital provision income/(loss)” above for additional information with respect to the year-over-year change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Statements of financial condition as of December 31, 2025 as compared to December 31, 2024
The table below sets forth the components of our consolidated statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment	December 31,
($ in thousands)	2025	2024	Change	% change
Cash and cash equivalents and marketable securities	$599,011	$508,031	$90,980	18%
Due from settlement of capital provision assets	164,804	183,651	(18,847)	(10)%
Capital provision assets	3,912,194	3,571,224	340,970	10%
Total assets	4,811,081	4,397,954	413,127	9%
Total assets increased 9% as of December 31, 2025, due to an increase in capital provision assets and increases in cash and cash equivalents and marketable securities, partially offset by a decrease in due from settlement of capital provision assets. See “—Consolidated statements of financial condition as of December 31, 2025 as compared to December 31, 2024” above for additional information.

Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment	December 31,
($ in thousands)	2025	2024	Change	% change
Capital provision assets
Fair value	$3,912,194	$3,571,224	$340,970	10%
Undrawn commitments	1,783,320	1,632,856	150,464	9%
Total portfolio	5,695,514	5,204,080	491,434	9%
Total portfolio increased 9% as of December 31, 2025, driven by increases in fair value of capital provision assets resulting from additional deployments and unrealized gains in 2025 plus an increase in undrawn commitments due to new commitments added in the same period. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of December 31, 2025.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Deployments	$456,758	$399,312	$57,446	14%
Realizations	443,854	646,876	(203,022)	(31)%
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

Adjusted Burford-only	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Deployments	$459,156	$400,714	$58,441	15%
Realizations	458,238	641,124	(182,886)	(29)%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments increased by 14% and 15%, respectively, for the year ended December 31, 2025. The increase in deployments for both the Principal Finance segment and the adjusted Burford-only basis was driven by more than $130.0 million of monetizations across six different assets.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of December 31, 2025, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund. As of December 31, 2024, our Principal Finance portfolio consisted of 227 assets funded directly by our balance sheet and nine additional assets held through the Advantage Fund.
Total realizations decreased by 31% for the Principal Finance segment and by 29% for the adjusted Burford-only basis for the year ended December 31, 2025. The decrease in realizations was largely due to several large realizations in 2024, including a single asset that generated $114.5 million for both the Principal Finance segment and the adjusted Burford-only basis, that did not recur in such volume in 2025.

Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment by type as of the dates indicated.

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of December 31, 2023	$591,942	$766,537	$49,526	$1,408,005
New commitments originated during the period	497,317	202,917	—	700,234
New commitments transferred during the period	129,498	(129,498)	—	—
Cancelled or retired	(23,707)	(301)	—	(24,008)
Deployments	(399,312)	—	—	(399,312)
FX and other	(22,065)	(21,790)	(8,208)	(52,063)
Balance as of December 31, 2024	773,673	817,865	41,318	1,632,856

New commitments originated during the period	692,284	71,110	—	763,394
New commitments transferred during the period	179,440	(180,339)	899	—
Cancelled or retired	(58,467)	(90,274)	—	(148,741)
Deployments	(456,595)	—	—	(456,595)
FX and other	(22,276)	9,663	5,018	(7,595)
Balance as of December 31, 2025	1,108,059	628,026	47,235	1,783,320
As of December 31, 2025, undrawn commitments increased 9%, primarily due to higher new definitive commitments originated during the period, partially offset by deployments.
Portfolio concentrations
Our Principal Finance portfolio includes certain related exposures where we have financed multiple different counterparties in relation to the same or very similar claims, such that outcomes on these related exposures are likely to be correlated. We estimate that the fair value of the assets underlying our largest correlated exposure (excluding YPF-related assets) represented approximately 4% and 5% of the capital provision assets in the Principal Finance segment as of December 31, 2025 and 2024, respectively.
The claims underlying our capital provision assets are generally diverse, as are our relationships with corporate and law firm clients. The table below sets forth the respective percentages of our commitments to corporate, law firm and other clients as of the dates indicated.

	December 31, 2025	December 31, 2024
Corporates	54%	55%
Law firms	40%	40%
Other	6%	5%
Our largest commitment (including deployed capital and undrawn commitment) to a corporate client was $130.0 million, which accounted for 4% of our commitments, as of December 31, 2025 and 2024.
Our largest relationship with a single law firm consisted of (i) financing arrangements between us and the law firm, where the law firm seeks to monetize the risk that the law firm has taken with some of its clients, (ii) direct financing arrangements with counterparties that elect to hire the law firm where we finance the law firm’s legal fees and (iii) direct financing arrangements with counterparties that have hired the law firm but where our financing is used for corporate purposes other than for financing the law firm’s legal fees. This law firm is one of the 50 largest law firms in the United States based on revenue according to The American Lawyer, with more than 500 lawyers and more than 20 offices around the world. Our portfolio of matters with this law firm included more than 15 different litigation matters as of December 31, 2025. Taken together, these arrangements accounted for approximately $118.3 million, or 2% of our commitments as of December 31, 2025, as compared to $130.5 million, or 4% of our commitments as of December 31, 2024.

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
The WALs of the 277 concluded assets as of December 31, 2025 were flat as compared to the WALs of the 248 concluded assets as of December 31, 2024. The table below sets forth the WALs, weighted by deployed cost and by realizations of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	December 31, 2025	December 31, 2024
WAL weighted by deployed cost	2.5	2.5
WAL weighted by realizations	2.6	2.6
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

(in years)	December 31, 2025	December 31, 2024
WAL of active deployed capital	3.3	3.1
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	December 31, 2025	December 31, 2024
ROIC	83%	87%
IRR	26%	26%
Cumulative realizations	$3,766,819	$3,331,356
Our ROIC decreased from 87% as of December 31, 2024 to 83% as of December 31, 2025 because we had a fast resolution in one large matter that originated in the 2024 vintage and resolved within eight months, generating $93.8 million of realizations and $18.8 million in realized gains, amounting to a 40% IRR. The speed of the resolution meant that our nominal returns were lower (25% ROIC), causing a reduction in our overall cumulative ROIC (83% ROIC). Our total returns from this matter were higher than expressed here given the participation of other pools of capital outside the Principal Finance portfolio.
As our older vintages conclude, we may see IRR decrease as the impact from the Covid-19 pandemic caused delays in settlement timing. In addition to legal finance assets funded directly through our balance sheet, our Principal Finance segment also selectively allocates balance sheet capital through interests in select private funds, which tend to target a lower overall risk return profile.

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

	December 31, 2025
	Number of		Commitment	Deployed	Realized	Concluded (fully and partially)
($ in millions)	assets		amount(1)(2)	costs(1)	proceeds(1)	ROIC	IRR
Concluded	87		576	475	754	103%	25%
Partially realized - concluded	—	(3)	44	35	280
Partially realized - ongoing	6		223	134	—
Ongoing	4		37	36	—
Pre-2016 Total	97		880	680	1,034

Concluded	83		863	660	1,171	81%	24%
Partially realized - concluded	—	(3)	344	306	583
Partially realized - ongoing	39		521	346	—
Ongoing	44		590	368	—
2016-2020 Total	166		2,318	1,680	1,754

Concluded	11		49	39	73	74%	30%
Partially realized - concluded	—	(3)	206	202	347
Partially realized - ongoing	12		174	111	—
Ongoing	14		113	81	—
2021 Total	37		542	433	420

Concluded	7		80	41	69	85%	33%
Partially realized - concluded	—	(3)	70	69	134
Partially realized - ongoing	11		249	140	—
Ongoing	21		273	183	—
2022 Total	39		672	433	203

Concluded	6		237	133	190	61%	51%
Partially realized - concluded	—	(3)	16	12	45
Partially realized - ongoing	7		70	48	—
Ongoing	11		350	78	—
2023 Total	24		673	271	235

Concluded	3		96	75	94	29%	46%
Partially realized - concluded	—	(3)	15	8	13
Partially realized - ongoing	2		30	4	—
Ongoing	31		505	161	—
2024 Total	36		646	248	107

Concluded	—		—	—	—	161%	512%
Partially realized - concluded	—	(3)	5	5	14
Partially realized - ongoing	3		73	58	—
Ongoing	32		546	98	—
2025 Total	35		624	161	14

Total portfolio:
Concluded	197		1,901	1,423	2,351	83%	26%
Partially realized - concluded(4)	80		700	637	1,416
Total concluded portion	277		2,601	2,060	3,767
Partially realized – ongoing portion(4)	80		1340	841	—
Ongoing	157		2,414	1,005	—
Total ongoing portion	237		3,754	1,846	—
Total portfolio	434		6,355	3,906	3,767
1. Amounts in currencies other than US dollar are reported in this table at the foreign exchange rates in effect at the time of the historical transaction, i.e., when the commitment or deployment was made or when proceeds were realized, respectively. Amounts related to those transactions (such as undrawn commitments or deployed costs) reflected elsewhere in this “Management's discussion and analysis of financial condition and results of operations” or in our consolidated financial statements contained in this 2025 Form 10-K may be reported based on the foreign exchange rates in effect as of the end of the applicable period and, therefore, may differ from the amounts in this table.

2. A portion of certain ongoing assets’ undrawn commitments are no longer an obligation. This table presents an asset’s gross original commitments, so it does not reflect a reduction in commitment for the portion that is no longer an obligation. This will result in a difference when compared to undrawn commitments in note 20 (Financial commitments and contingent liabilities) to our consolidated financial statements contained in this 2025 Form 10-K.

3. The number of assets for partially realized concluded transactions is listed under the number of assets for partially realized ongoing transactions as these are the concluded and ongoing portions of the same transactions.
4. As of December 31, 2025, there were 80 capital provision assets with partial realizations. We repeat the number with partial realizations in total concluded and total ongoing.

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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of December 31, 2025. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Asset management income/(loss)	$36,024	$44,627	$(8,603)	(19)%
Other income/(loss)	617	3,051	(2,434)	(80)%
Total revenues	36,641	47,678	(11,037)	(23)%

Compensation and benefits	20,472	21,901	(1,429)	(7)%
General, administrative and other	5,748	5,440	308	6%
Total operating expenses	26,220	27,341	(1,121)	(4)%

Foreign currency transactions (gains)/losses and other expenses	(326)	—	(326)	NM
Total other expenses	(326)	—	(326)	NM

Income/(loss) before income taxes	10,747	20,337	(9,590)	(47)%
Total revenues decreased 23% for the year ended December 31, 2025, primarily driven from lower asset management income, reflecting a decrease in capital provision income earned by BOF-C and, therefore, less profit-sharing income from BOF-C contributing to asset management income for 2025. The decrease in total revenues was partially offset by the performance fee income from the Advantage Fund.
Total operating expenses decreased 4% for the year ended December 31, 2025, primarily due to a decrease in compensation and benefits costs.

As a result of the factors described above, income before income taxes decreased 47% for the year ended December 31, 2025.
Asset management income
Asset management income is generally categorized as either (i) management fees, which are recurring fees paid to Burford for investment management services and typically being a rate of 2% or less charged on the basis of some component of assets under management in each fund, (ii) profit sharing income, which represents income from bespoke profit-sharing agreements with third-party investors, such as our strategic sovereign wealth fund partner or (iii) performance fees, which are fees paid to Burford contingent on satisfying certain performance thresholds as designated by each fund waterfall. The timing of the recognition of performance fees is variable as they are recognized when a reliable estimate of the performance fees can be made, and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The maturity and the terms of the applicable distribution waterfall for each of our private funds impacts this timing.
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Years ended December 31,
($ in thousands)	2025	2024	Change	% change
Management fee income	$5,112	$6,840	$(1,728)	(25)%
Performance fee income	18,700	1,500	17,200	NM
Profit sharing income from private funds	12,212	36,287	(24,075)	(66)%
Total asset management income	36,024	44,627	(8,603)	(19)%
Asset management income decreased 19% for the year ended December 31, 2025, primarily due to lower profit-sharing income from BOF-C, reflecting a decrease in capital provision income earned by BOF-C, partially offset by the performance fee income from the Advantage Fund. Starting December 1, 2025, the management fee rate for the remaining active fund, BOF, dropped from 2.0% to 0.5% per annum.
Statements of financial condition as of December 31, 2025 as compared to December 31, 2024
The table below sets forth the components of our consolidated statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment	December 31,
($ in thousands)	2025	2024	Change	% change
Cash and cash equivalents and marketable securities	$21,666	$12,650	$9,016	71%
Other assets	167,309	151,770	15,539	10%
Total assets	215,004	190,377	24,627	13%
Total assets increased 13% as of December 31, 2025, driven by an increase in receivables from our private funds and the acquisition of an equity method investment. The increase in receivables from our private funds includes the related receivable of the performance fee income from the Advantage Fund, partially offset by a decrease in the outstanding receivable from BOF-C, resulting from the decrease in capital provision income for BOF-C during the year.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment	December 31,
($ in thousands)	2025	2024	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,151,341	$1,353,893	$(202,552)	(15)%
Undrawn commitments	410,339	491,186	(80,847)	(16)%
Total	1,561,680	1,845,079	(283,399)	(15)%

Post-settlement
Fair value	200,206	272,424	(72,218)	(27)%
Undrawn commitments	20,005	67,961	(47,956)	(71)%
Total	220,211	340,385	(120,174)	(35)%

Total portfolio value	1,781,891	2,185,464	(403,573)	(18)%
Total portfolio value, funded by third parties, decreased 18% as of December 31, 2025. The decrease in our total portfolio was driven largely by the impact of realizations which occurred in 2025, without offsetting new deployments in certain private funds for which the investment period has ended.
Private funds
As of December 31, 2025, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of December 31, 2025.

		December 31, 2025
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$189	$126	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	335	421	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	404	311	348	0.5%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	390	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	255	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	380	336	391	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	368	284	0%/Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,303	846	957	Expense reimbursement + profit split	Hybrid	12/31/2024
Total		3,263	4,534	3,744	3,172
1. Management fees are paid to BCIM for investment management and advisory services provided to our private funds. The management fee rates set forth in the table above are annualized and applied to an asset or commitment base that typically varies between a private fund’s investment period and any subsequent periods in the fund term. We no longer earn any management fees from BCIM Partners II, LP, BCIM Partners III, LP, COLP and BAIF. As of September 2025, we also no longer earn any management fees from BAIF II. Performance fees represent carried interest applied to distributions to a private fund’s limited partners after the return of capital contributions and preferred returns.
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
As of December 31, 2025, and December 31, 2024, our total AUM was $3.2 billion and $3.5 billion respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and vehicles. The total portfolio value shown for our Asset Management & Other Services segment of $1.8 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, and also excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.

Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	December 31, 2025			December 31, 2024
			Total				Total
		Third-party	segments			Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated		interests	(Burford-only)
Cash and cash equivalents	$566,437	$(35,246)	$531,191	$469,930		$(28,269)	$441,661
Marketable securities	89,486	—	89,486	79,020		—	79,020
Total	655,923	(35,246)	620,677	548,950	—	(28,269)	520,681
On both a consolidated and total segments (Burford-only) bases, our cash and cash equivalents and marketable securities increased 19% as of December 31, 2025. The net increase in cash and cash equivalents and marketable securities for both the consolidated and total segments (Burford-only) bases, primarily reflects the issuance of the 2033 Notes, partially offset by the redemption of the 2025 Bonds. For the consolidated basis, the net increase in cash and cash equivalents and marketable securities was also partially offset by the impact from third-party net distributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the year ended December 31, 2025, we issued the 2033 Notes and redeemed in full the remaining 2025 Bonds, which matured on August 12, 2025. As of December 31, 2025, we had five series of debt securities outstanding, of which one series was listed on the Order Book for Retail Bonds of the London Stock Exchange and four series were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 12 (Debt) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to our outstanding debt securities.
We manage our business with relatively low levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of December 31, 2025, the weighted average maturity of our outstanding debt securities of 4.7 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.6 years.
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
Our debt securities that were listed on the Order Book for Retail Bonds of the London Stock Exchange as of December 31, 2025 (which were subsequently redeemed prior to the date of this 2025 Form 10-K) contain one significant financial covenant, which is a leverage ratio requirement that we maintain a level of Group Net Debt (as defined in the trust deed governing such debt securities, and generally equivalent to our consolidated net debt, or our total principal amount of debt outstanding less cash and cash equivalents and marketable securities) that is less than 50% of our Group Total Assets (as defined in the trust deed governing such debt securities, and generally equivalent to our consolidated tangible assets, or our total assets less goodwill). As of December 31, 2025, and December 31, 2024, our consolidated net debt to consolidated tangible assets ratio was 23% and 20%, respectively. In addition, the indentures governing the 2028 Notes and the 2030 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of December 31, 2025, and December 31, 2024, our Consolidated Indebtedness to Net Tangible Equity Ratio was 0.9 to 1.00 and 0.8 to 1.00, respectively. Furthermore, the indentures governing the 2031 Notes and the 2033 Notes contain certain restrictive covenants that, among other things, require us to have a Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indentures governing the 2031 Notes and the 2033 Notes) of less than 1.50 to 1.00, 1.75 to 1.00 or 2.00 to 1.00, as applicable, to use certain specified “baskets” in order to undertake specific actions, such as making restricted payments or permitted investments or incurring additional indebtedness. As of December 31, 2025, and December 31, 2024, our Consolidated Indebtedness to Consolidated Equity Ratio was 0.8 to 1.00 and 0.7 to 1.00, respectively, with respect to the 2031 Notes and 0.8 to 1.00 and none, respectively, with respect to the 2033 Notes. See “—Reconciliations—Debt leverage ratio calculations” for the calculations of our debt leverage ratios. As of December 31, 2025, we were in compliance with all of the covenants under the trust deed and the indentures, as applicable.
We are required to provide certain information pursuant to the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 8.50% Senior Notes due 2034 (the “2034 Notes”), which were issued in January 2026. The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) us and our Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) our Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable). The tables below do not include the 2034 Notes or the redemption in full of the 5.000% Bonds due 2026 (the “2026 Bonds”). See note 23 (Subsequent events) to our consolidated financial statements for additional information with respect to the issuance of the 2034 Notes and redemption in full of the 2026 Bonds.

	December 31,
($ in thousands)	2025	2024
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$5,941,410	$5,335,289
Third-party indebtedness	2,127,829	1,763,612

Unrestricted Subsidiaries
Total assets	699,762	839,736
Third-party indebtedness	—	—

	Years ended December 31,
(S in thousands)	2025	2024	2023
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$382,796	$460,352	$973,461

Unrestricted Subsidiaries
Total revenues	30,564	85,735	113,441
Cash flows
We believe our available cash and cash from operations, which include proceeds from our capital provision assets, will be adequate to fund our operations and future growth, satisfy our working capital requirements, meet obligations under our debt securities, pay dividends and meet other liquidity requirements for the foreseeable future.
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities	$(29,014)	$216,725
Net cash provided by/(used in) investing activities	(8,799)	(661)
Net cash provided by/(used in) financing activities	132,415	33,832
Net increase/(decrease) in cash and cash equivalents	94,602	249,896

Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided/(used) by operating activities for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024
Net cash provided by/(used in) operating activities before proceeds/(funding) of operating activities	$(164,965)	$(252,056)
Net proceeds from/(funding of) marketable securities	(1,938)	32,577
Proceeds from capital provision assets	740,376	991,292
Funding of capital provision assets	(602,487)	(555,088)
Net cash provided by/(used in) operating activities	(29,014)	216,725
Net cash used in operating activities was $29.0 million for the year ended December 31, 2025. The year-over-year change in net cash provided by/(used in) operating activities reflects primarily lower proceeds received from capital provision assets.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was $8.8 million for the year ended December 31, 2025. The year-over-year change in net cash provided by/(used in) investing activities was primarily due to the acquisition of an equity method investment.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities was $132.4 million for the year ended December 31, 2025. The year-over-year change in net cash provided by/(used in) financing activities was primarily due to the issuance of the 2033 Notes in 2025, partially offset by the redemption of the 2025 Bonds.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Years ended December 31,
($ in thousands)	2025	2024
Proceeds from capital provision assets	$473,527	$648,477
Proceeds from asset management income	32,467	26,491
Proceeds from other items(1)	24,132	24,179
Cash receipts	530,126	699,147
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts decreased 24% for the year ended December 31, 2025, reflecting primarily lower cash receipts from realizations during 2025 as compared to 2024. In addition, during 2025 we had lower collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024 as compared to our collections in 2024 on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2023. Of the $183.7 million of due from settlement receivables as of December 31, 2024, 73% was collected in cash during 2025.
See “—Reconciliations—Cash receipts reconciliation” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Dividends
The table below sets forth our dividend payments during the year ended December 31, 2025.

($ in cents)	Cash dividend per ordinary share	Payment Date	Record Date
2024 final dividend	6.25	June 13, 2025	May 23, 2025
2025 interim dividend	6.25	December 4, 2025	October 31, 2025
Total dividend payments made during the year ended December 31, 2025	12.50
On February 25, 2026, the Board of Directors has declared, subject to shareholder approval at the annual general meeting to be held on May 13, 2026, a final dividend of 6.25¢ per ordinary share to be paid on June 12, 2026 to our shareholders of record as of the close of business on May 22, 2026.
Off-balance sheet arrangements
As of December 31, 2025 and 2024, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $23.4 million and $4.8 million, respectively. See note 15 (Variable interest entities) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to structured entities.
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
Set forth below are certain aspects of our critical accounting policy. For a full discussion of this critical accounting policy and other significant accounting policies, see note 2 (Summary of significant accounting policies) to our consolidated financial statements contained in this 2025 Form 10-K.
Fair value of capital provision assets
The determination of fair value for capital provision assets and financial liabilities relating to third-party interests in capital provision assets involves significant estimates and judgments. While the potential range of outcomes for the assets is wide, our fair value estimation is our best assessment of the current fair value of each asset or liability. Such an estimate is inherently subjective, being based largely on management’s estimate of forecasted cash flows, an assigned discount rate and an assessment of how individual events have changed the possible outcomes of the asset and their relative probabilities and hence the extent to which the fair value has altered. The aggregate of the fair values selected falls within a wide range of reasonably possible estimates. In our management’s opinion, there is no useful alternative valuation that would better quantify the market risk inherent in the portfolio and there are no inputs or variables to which the values of the assets are correlated other than interest rates that impact the discount rates applied. See note 14 (Fair value of assets and liabilities) to our consolidated financial statements contained in this 2025 Form 10-K and “—Fair value of capital provision assets” for additional information with respect to fair value.
As of December 31, 2025 and 2024, should management’s estimate of the value of those instruments have been 10% higher or lower, as applicable, than provided for in our fair value estimates, while all other variables remained constant, our consolidated income and net assets would have increased and decreased, respectively, by $491.1 million and $466.3 million, respectively.
Furthermore, as of December 31, 2025 and 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated	December 31,
($ in thousands)	2025	2024
+100 bps interest rates	$(166,466)	$(153,241)
+50 bps interest rates	(83,662)	(77,644)
-50 bps interest rates	87,423	78,514
-100 bps interest rates	175,812	159,169

Principal Finance segment	December 31,
($ in thousands)	2025	2024
+100 bps interest rates	$(124,625)	$(109,132)
+50 bps interest rates	(62,755)	(55,276)
-50 bps interest rates	65,276	56,046
-100 bps interest rates	131,524	113,583
As of December 31, 2025 and 2024, should duration have been six or 12 months lower or higher, as applicable, than the actual duration used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets and the Principal Finance segment’s income and net assets would have increased or decreased, respectively, by the amounts set forth below.

Consolidated	December 31,
($ in thousands)	2025	2024
+12 months duration(1)	$(422,303)	$(396,845)
+6 months duration(1)	(229,491)	(200,908)
-6 months duration(1)	199,038	196,721
-12 months duration(1)	383,172	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment	December 31,
($ in thousands)	2025	2024
+12 months duration(1)	$(299,693)	$(268,484)
+6 months duration(1)	(161,827)	(135,827)
-6 months duration(1)	143,208	133,446
-12 months duration(1)	278,437	280,636
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the valuation methodology for Level 3 assets.

The sensitivity impact has been provided on a pre-tax basis for both our consolidated income and net assets because the fluctuation in our effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that we consider difficult to follow and detract from the comparability of this information.
Contractual obligations
Our material contractual obligations consist of financial liabilities relating to (i) definitive commitments to financing arrangements, (ii) debt securities and related interest payments, (iii) operating leases and (iv) third-party interests in capital provision assets. See note 20 (Financial commitments and contingent liabilities) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to our contractual obligations. See “—Segments—Principal Finance segment—Undrawn commitments – Principal Finance segment” and “—Segments—Asset Management and Other Services segment—Portfolio value – Asset Management and Other Services segment” for information with respect to our undrawn commitments.

Recent accounting standards updates
See note 2 (Summary of significant accounting policies—Recently issued or adopted accounting pronouncements) to our consolidated financial statements contained in this 2025 Form 10-K for further information.
Reconciliations
The tables below set forth the reconciliations of (i) the consolidated operating expenses to total segments (Burford-only) operating expenses for the periods indicated and (ii) the consolidated statements of financial condition to total segments (Burford-only) statements of financial condition as of the dates indicated. See “—Basis of presentation of financial information—Non-GAAP financial measures relating to our business structure” for additional information.
The first column in the tables below sets forth our results of operations on a consolidated basis as reported in our consolidated financial statements prepared in accordance with US GAAP. These results of operations include investments in a number of entities that are not wholly owned subsidiaries of Burford Capital Limited and, therefore, contain third-party capital, including BOF-C, the Advantage Fund, Colorado, the EP Funds, prior to its liquidation in the fourth quarter of 2023, the Strategic Value Fund, and other entities. The presentation of our results of operations on a consolidated basis requires a line-by-line consolidation of 100% of each non-wholly owned entity’s assets and liabilities. The portion of the net assets that is attributable to the third-party interests are then presented separately as single line items within the consolidated statements of financial condition. We believe it is helpful to exclude the interests of investors other than Burford in our discussion of our results of operations, and we have therefore, as an alternative presentation, excluded from our presentation of our results of operations the non-Burford portion of the individual assets and liabilities relating to such third-party capital. The reconciliations eliminate the line-by-line consolidation of all the applicable entities’ individual assets and liabilities required by US GAAP to present Burford’s investment in the non-wholly owned entities and Burford’s share of the gain or loss earned on such investment.
Reconciliations of consolidated operating expenses to total segments (Burford-only) operating expenses
The table below sets forth the reconciliations of components of the consolidated operating expenses to total segments (Burford-only) operating expenses for the periods indicated.

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Year ended December 31, 2025
Compensation and benefits
Salaries and benefits	$48,444	$—	$48,444
Annual incentive compensation	22,335	—	22,335
Share-based and deferred compensation	13,841	—	13,841
Long-term incentive compensation including accruals	43,622	—	43,622
General, administrative and other	38,362	(313)	38,049
Case-related expenditures ineligible for inclusion in asset cost	14,645	(7,377)	7,268
Total operating expenses	181,249	(7,690)	173,559

Year ended December 31, 2024
Compensation and benefits
Salaries and benefits	$42,418	$—	$42,418
Annual incentive compensation	29,210	—	29,210
Share-based and deferred compensation	8,822	—	8,822
Long-term incentive compensation including accruals	43,209	—	43,209
General, administrative and other	31,025	(573)	30,452
Case-related expenditures ineligible for inclusion in asset cost	801	(1,858)	(1,057)
Total operating expenses	155,485	(2,431)	153,054

Reconciliations of consolidated statements of financial condition to total segments (Burford-only) statements of financial condition
The tables below set forth the reconciliations of consolidated statements of financial condition to total segments (Burford-only) statements of financial condition as of the dates indicated.

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$566,437	$(35,246)	$531,191
Marketable securities	89,486	—	89,486
Other assets	73,743	117,914	191,657
Due from settlement of capital provision assets	164,804	—	164,804
Capital provision assets	5,609,949	(1,697,755)	3,912,194
Goodwill	134,020	—	134,020
Deferred tax asset	2,733	—	2,733
Total assets	6,641,172	(1,615,087)	5,026,085

Liabilities
Debt interest payable	60,033	—	60,033
Other liabilities	191,606	(76,888)	114,718
Long-term incentive compensation payable	228,366	—	228,366
Debt payable	2,127,829	—	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	858,491	(858,491)	—
Deferred tax liability	47,117	—	47,117
Total liabilities	3,513,442	(935,379)	2,578,063
Total shareholders' equity	3,127,730	(679,708)	2,448,022

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$469,930	$(28,269)	$441,661
Marketable securities	79,020	—	79,020
Other assets	61,006	114,475	175,481
Due from settlement of capital provision assets	183,858	(207)	183,651
Capital provision assets	5,243,917	(1,672,693)	3,571,224
Goodwill	133,948	—	133,948
Deferred tax asset	3,346	—	3,346
Total assets	6,175,025	(1,586,694)	4,588,331

Liabilities
Debt interest payable	12,097	—	12,097
Other liabilities	141,973	(2,238)	139,735
Long-term incentive compensation payable	217,552	—	217,552
Debt payable	1,763,612	—	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	747,053	(747,053)	—
Deferred tax liability	35,903	—	35,903
Total liabilities	2,918,190	(749,291)	2,168,899
Total shareholders' equity	3,256,835	(837,403)	2,419,432

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

	Year ended December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,243,917	$(1,672,693)	$3,571,224
Deployments	602,487	(145,729)	456,758
Realizations	(710,496)	266,642	(443,854)
Income for the period	446,181	(144,306)	301,875
Foreign exchange gains/(losses)	27,860	(1,669)	26,191
End of period	5,609,949	(1,697,755)	3,912,194

Deployed cost, end of period	2,498,463	(640,630)	1,857,833
Unrealized fair value, end of period	3,111,486	(1,057,125)	2,054,361
Capital provision assets	5,609,949	(1,697,755)	3,912,194

	Year ended December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,045,388	$(1,613,276)	$3,432,112
Deployments	555,088	(155,776)	399,312
Realizations	(907,042)	260,166	(646,876)
Income for the period	567,646	(164,471)	403,175
Foreign exchange gains/(losses)	(17,163)	664	(16,499)
End of period	5,243,917	(1,672,693)	3,571,224

Deployed cost, end of period	2,341,377	(668,784)	1,672,593
Unrealized fair value, end of period	2,902,540	(1,003,909)	1,898,631
Capital provision assets	5,243,917	(1,672,693)	3,571,224
Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Year ended December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$260,592	$(102,848)	$157,744
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	185,589	(41,458)	144,131
Income/(loss) on capital provision assets	446,181	(144,306)	301,875
Foreign exchange gains/(losses)	20,145	(1,570)	18,575
Net income/(loss) on due from settlement of capital provision assets	10,391	—	10,391
Other income/(loss)	96	—	96
Total capital provision income	476,813	(145,876)	330,937

	Year ended December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$439,665	$(112,491)	$327,174
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	127,981	(51,980)	76,001
Income/(loss) on capital provision assets	567,646	(164,471)	403,175
Foreign exchange gains/(losses)	(15,701)	529	(15,172)
Net income/(loss) on due from settlement of capital provision assets	2,704	—	2,704
Net gains/(losses) on financial liabilities at fair value through profit and loss	(2,583)	—	(2,583)
Total capital provision income	552,066	(163,942)	388,124
Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Year ended December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	710,496	(266,642)	443,854
Other income/(loss)	10,391	—	10,391
Proceeds from capital provision assets	(740,376)	266,849	(473,527)
Foreign exchange gains/(losses)	435	—	435
End of period	164,804	—	164,804

	Year ended December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$265,540	$(80,273)	$185,267
Transfer of realizations from capital provision assets	907,042	(260,166)	646,876
Other income/(loss)	2,704	—	2,704
Proceeds from capital provision assets	(991,292)	340,232	(651,060)
Foreign exchange gains/(losses)	(136)	—	(136)
End of period	183,858	(207)	183,651

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,269,708	$(161,649)	$1,108,059
Discretionary	793,533	(165,507)	628,026
Legal risk (definitive)	47,235	—	47,235
Total capital provision undrawn commitments	2,110,476	(327,156)	1,783,320

	December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$962,808	$(189,135)	$773,673
Discretionary	1,032,433	(214,568)	817,865
Legal risk (definitive)	41,318	—	41,318
Total capital provision undrawn commitments	2,036,559	(403,703)	1,632,856

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Year ended December 31, 2025			Year ended December 31, 2024
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$5,112	$—	$5,112	$6,840	$—	$6,840
Performance fee income	1,200	17,500	18,700	1,500	—	1,500
Profit sharing income from funds	—	12,212	12,212	—	36,287	36,287
Total asset management income	6,312	29,712	36,024	8,340	36,287	44,627

Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024
Consolidated deployments	$602,487	$555,088
Plus/(Less): Third-party interests	(145,729)	(155,776)
Total segments (Burford-only) total deployments	456,758	399,312
Plus/(Less): Capital deployed to fund level but not yet invested	(783)	(709)
Plus/(Less): Capital deployed in prior years and invested in the current year	74	50
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	3,107	1,549
Plus/(Less): Deployments on behalf of subparticipations	—	512
Adjusted Burford-only total deployments	459,156	400,714
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Certain terms used in this 2025 Form 10-K” for additional information with respect to certain terms useful for the understanding of our deployments information and “—Segments—Principal Finance segment—Portfolio value – Principal Finance segment” for additional information with respect to our deployments.

Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024
Consolidated realizations	$710,496	$907,042
Plus/(Less): Third-party interests	(266,642)	(260,166)
Total segments (Burford-only) total realizations	443,854	646,876
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	10,391	2,704
Plus/(Less): Loss from financial liabilities at fair value through profit or loss	—	(2,583)
Plus/(Less): Reported realizations held at joint venture and not yet distributed	4,008	6,520
Plus/(Less): Reported realizations held at fund level and not yet distributed	13,218	840
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	(13,233)	(13,233)
Adjusted Burford-only total realizations	458,238	641,124
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Certain terms used in this 2025 Form 10-K” for additional information with respect to certain terms useful for the understanding of our realizations information and “—Segments—Principal Finance segment—Portfolio value – Principal Finance segment” for additional information with respect to our realizations.
Cash receipts reconciliations
The table below sets forth the reconciliations of Burford-only cash receipts to consolidated cash receipts, the most comparable measure calculated in accordance with US GAAP, for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024
Consolidated proceeds from capital provision assets	$740,376	$991,292
Less: Third-party interests	(266,849)	(340,232)
Total segments (Burford-only) proceeds from capital provision assets	473,527	651,060
Plus: Loss on financial liabilities at fair value through profit or loss	—	(2,583)
Burford-only proceeds from capital provision assets	473,527	648,477
Consolidated asset management income	6,312	8,340
Plus: Eliminated income from funds	29,712	36,287
Total segments (Burford-only) asset management income	36,024	44,627
Less: Non-cash adjustments(1)	(3,557)	(18,136)
Burford-only proceeds from asset management income	32,467	26,491
Burford-only proceeds from marketable securities interest and dividends	20,868	20,554
Burford-only proceeds from other income	3,264	3,625
Burford-only proceeds from other items	24,132	24,179
Cash receipts	530,126	699,147
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

	December 31,
($ in thousands, except share data)	2025	2024
Burford Capital Limited equity	$2,448,022	$2,419,432
Less: Goodwill	(134,020)	(133,948)
Tangible book value attributable to Burford Capital Limited	2,314,002	2,285,484

Basic ordinary shares outstanding	218,897,440	219,421,904

Tangible book value attributable to Burford Capital Limited per ordinary share	10.57	10.42
See “—Basis of presentation of financial information—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” for additional information with respect to tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share.
Debt leverage ratio calculations
Consolidated net debt to consolidated tangible assets ratio calculation
The table below sets forth the calculations of consolidated net debt to consolidated tangible assets ratio as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Total principal amount of debt outstanding(1)	$2,153,641	$1,783,690
Plus: Derivative liabilities	—	—
Less: Cash and cash equivalents	(566,437)	(469,930)
Less: Marketable securities	(89,486)	(79,020)
Consolidated net debt	1,497,718	1,234,740

Total assets	6,641,172	6,175,025
Less: Goodwill	(134,020)	(133,948)
Consolidated tangible assets	6,507,152	6,041,077

Consolidated net debt to consolidated tangible assets ratio	23%	20%
1. Represents the total principal amount of debt outstanding as set forth in note 12 (Debt) to our condensed consolidated financial statements contained in this 2025 Form 10-K. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3491 and $1.2529 as of December 31, 2025 and 2024, respectively.

See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.

Consolidated Indebtedness to Net Tangible Equity Ratio calculation
The table below sets forth the calculations of Consolidated Indebtedness to Net Tangible Equity Ratio (as defined in the indentures governing the 2028 Notes and the 2030 Notes, as applicable) as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Debt payable	$2,127,829	$1,763,612
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Consolidated Indebtedness	2,127,829	1,763,612

Total equity	3,127,730	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(683,091)	(822,492)
Less: Goodwill	(134,020)	(133,948)
Net Tangible Equity	2,310,619	2,300,395

Consolidated Indebtedness to Net Tangible Equity Ratio	0.92x	0.77x
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Consolidated Indebtedness to Consolidated Equity Ratio calculation
The table below sets forth the calculations of Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indenture governing the 2031 Notes) as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Debt payable	$2,127,829	$1,763,612
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $100 million	(100,000)	(100,000)
Consolidated Indebtedness	2,027,829	1,663,612

Total equity	3,127,730	3,256,835
Less: Equity attributable to Unrestricted Subsidiaries	(683,091)	(822,492)
Consolidated Equity	2,444,639	2,434,343

Consolidated Indebtedness to Consolidated Equity Ratio	0.83x	0.68x

The table below sets forth the calculations of Consolidated Indebtedness to Consolidated Equity Ratio (as defined in the indenture governing the 2033 Notes) as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Debt payable	$2,127,829	$—
Plus: Derivative liabilities	—	—
Less: Debt attributable to Unrestricted Subsidiaries	—	—
Less: The lesser of specified cash and cash equivalent or $135 million	(135,000)	—
Consolidated Indebtedness	1,992,829	—

Total equity	3,127,730	—
Less: Equity attributable to Unrestricted Subsidiaries	(683,091)	—
Consolidated Equity	2,444,639	—

Consolidated Indebtedness to Consolidated Equity Ratio	0.82x	—
See “—Liquidity and capital resources—Debt” for additional information with respect to our debt securities.
Item 7A. Quantitative and qualitative disclosures about market risk
Market and asset risk
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of December 31, 2025 and 2024, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our consolidated income and net assets would have increased or decreased, respectively, by $8.9 million and $7.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve high risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets are comprised of a portfolio of assets, thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of December 31, 2025 and 2024, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our consolidated income and net assets would have increased or decreased, respectively, by $491.6 million and $468.1 million respectively.
The sensitivity impacts have been provided on a pre-tax basis for both our consolidated income and net assets as we consider the fluctuation in our effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that are difficult to follow and detract from the comparability of this information.
Liquidity risk
We are exposed to liquidity risk. Our financing of capital provision assets requires capital to meet commitments, as described in note 20 (Financial commitments and contingent liabilities) to our consolidated financial statements contained in this 2025 Form 10-K, and for settlement of operating liabilities. Our capital provision assets typically require significant capital contributions with little or no immediate return and no guarantee of return or repayment. To manage liquidity risk, we finance assets with a range of anticipated lives and hold marketable securities which can be readily realized to meet those liabilities and commitments.

Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
As of December 31, 2025 and 2024, we had $2.2 billion and $1.8 billion aggregate principal amount of our debt securities outstanding, respectively, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of December 31, 2025 and 2024, the future interest payments on our outstanding debt securities amounted to $859.4 million and $690.5 million, respectively, until their respective maturities in August 2025, December 2026, April 2028, April 2030, July 2031 and July 2033, at which point the respective aggregate principal amounts will be required to be repaid. See note 12 (Debt) and note 20 (Financial commitments and contingent liabilities) to our consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to our debt securities, including a schedule of maturities.
Credit risk
We are exposed to credit risk in various asset structures as described in note 2 (Summary of significant accounting policies) to our consolidated financial statements contained in this 2025 Form 10-K, most of which involve financing sums recoverable only out of successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, we could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, we may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. Our credit risk is uncertain given that our entitlement pursuant to our assets is generally not established until a successful resolution of claims, and our potential credit risk is mitigated by the diversity of our counterparties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. See “Management's discussion and analysis of financial condition and results of operations—Economic and market conditions—Party solvency” for additional information with respect to when a claimant or defendant in a matter we are financing becomes insolvent. We are also exposed to credit risk in respect of the marketable securities and cash and cash equivalents. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure represented by cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in our consolidated statements of financial condition.
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $21.8 million and $17.1 million as of December 31, 2025 and 2024, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the years ended December 31, 2025, 2024 and 2023.
Currency risk
We hold assets denominated in currencies other than US dollar, our functional currency, including pound sterling, Euro and Australian dollar. In addition, we issued debt securities denominated in pound sterling in 2017 that remained outstanding as of December 31, 2025. We are therefore exposed to currency risk, as values of the assets and liabilities denominated in other currencies will fluctuate due to changes in exchange rates. We may use forward exchange contracts from time to time to mitigate currency risk.
As of December 31, 2025 and 2024, should pound sterling, Euro and Australian dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our capital provision assets and other assets/(liabilities) would have increased and decreased, respectively, as set forth in the tables below.

	December 31, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,277,044	$(2,348,798)	$—
Pound sterling	21,172	(149,342)	(12,817)
Euro	269,939	14,475	28,441
Australian dollar	21,524	—	2,152
Canadian dollar	17,747	1,339	1,909
Singapore dollar	2,523	106	263
Total	5,609,949	(2,482,220)	19,948

	December 31, 2024
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$4,987,457	$(1,828,220)	$—
Pound sterling	9,582	(178,431)	(16,885)
Euro	192,988	14,659	20,765
Australian dollar	22,558	50	2,261
Canadian dollar	28,745	4,646	3,339
Singapore dollar	2,587	214	280
Total	5,243,917	(1,987,082)	9,760
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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. If interest rates increased and decreased by 25 basis points while all other variables remained constant, the net income/(loss) for the year ended December 31, 2025 and net assets as of December 31, 2025 would increase and decrease by $1.4 million, the net income/(loss) for the year ended December 31, 2024 and net assets as of December 31, 2024 would increase and decrease by $1.2 million, and the net income for the year ended December 31, 2023 and net assets as of December 31, 2023 would increase and decrease by $0.7 million. For fixed rate assets and liabilities, we estimated that there would be no material impact on net income or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 12 (Debt) to our consolidated financial statements contained in this 2025 Form 10-K.

The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	December 31, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$566,437	$45,109	$611,546
3 to 6 months	—	27,946	27,946
6 to 12 months	—	24,424	24,424
1 to 2 years	—	189	189
Greater than 2 years	—	554,026	554,026
Liabilities
6 to 12 months	—	—	—
1 to 2 years	—	218,641	218,641
Greater than 2 years	—	1,935,000	1,935,000
Net asset/(liabilities)	566,437	(1,501,947)	(935,510)

	December 31, 2024
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$469,930	$22,881	$492,811
3 to 6 months	—	23,057	23,057
6 to 12 months	—	8,544	8,544
1 to 2 years	—	12,009	12,009
Greater than 2 years	—	678,110	678,110
Liabilities
6 to 12 months	—	129,432	129,432
1 to 2 years	—	219,257	219,257
Greater than 2 years	—	1,435,000	1,435,000
Net asset/(liabilities)	469,930	(1,039,088)	(569,158)

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Burford Capital Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Burford Capital Limited and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Fair value of capital provision assets
As discussed in Notes 2, 5, and 14 to the consolidated financial statements, the Company had capital provision assets (CPAs) totaling $5,610 million as of December 31, 2025, a substantial portion of which related to CPAs using unobservable inputs (Level 3 CPAs) totaling $5,604 million. CPAs are held at fair value determined using an income approach. The income approach estimates fair value based on estimated, risk-adjusted future cash flows, using a discount rate to reflect the funding risk of deploying capital for financing capital provision assets. This fair value methodology includes certain assumptions used in the valuation model, such as the discount rate, the timing and amount of expected cash flows, and a risk-adjustment factor reflecting the uncertainty inherent in the cash flows primarily driven by litigation risk, which changes as a result of observable litigation events.
We identified the assessment of the measurement of fair value of Level 3 CPAs as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the Level 3 CPA fair values due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the fair value methodology utilized, including significant assumptions used in the valuation model to estimate fair value. Significant assumptions include the discount rate, the timing and amount of expected cash flows, and a risk-adjustment factor reflecting the uncertainty inherent in the cash flows, which changes as a result of observable litigation events. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of fair value of Level 3 CPAs, including controls over the:
•development of the Company’s Valuation Policy
•the appropriateness of the significant assumptions used in the Level 3 CPA fair value measurement
•identification of observable litigation events.
We evaluated the Company’s process to develop their Level 3 CPA fair value estimates by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions.
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
We evaluated the knowledge, skills, and abilities of management’s external legal specialists, who were utilized to assess the reasonableness of the Company’s Valuation Policy. Additionally, we evaluated the sufficiency and appropriateness of the specialists' scope of work and report.
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
We assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
New York, New York
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Burford Capital Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Burford Capital Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ KPMG LLP
New York, New York
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Burford Capital Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity and cash flows of Burford Capital Limited (the "Company") for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Guernsey, Channel Islands
March 28, 2024, except for the paragraph “Reclassifications” within Note 2 and the 2023 segment information within Note 4, as to which the date is March 3, 2025

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ IN THOUSANDS, EXCEPT SHARE DATA)

	Years ended December 31,
	2025	2024	2023
Revenues
Capital provision income/(loss)	$476,813	$552,066	$1,341,923
Plus/(Less): Third-party interests in capital provision assets	(99,142)	(42,384)	(279,263)
Asset management income/(loss)	6,312	8,340	7,642
Marketable securities income/(loss) and interest	28,760	25,014	12,208
Other income/(loss)	617	3,051	4,392
Total revenues	413,360	546,087	1,086,902

Operating expenses
Compensation and benefits
Salaries and benefits	48,444	42,418	39,788
Annual incentive compensation	22,335	29,210	32,697
Share-based and deferred compensation	13,841	8,822	21,128
Long-term incentive compensation including accruals	43,622	43,209	127,471
General, administrative and other	38,362	31,025	33,656
Case-related expenditures ineligible for inclusion in asset cost	14,645	801	16,496
Total operating expenses	181,249	155,485	271,236

Operating income/(loss)	232,111	390,602	815,666

Other expenses
Finance costs	151,015	135,593	99,135
Foreign currency transactions (gains)/losses and other expenses	(2,936)	1,421	(21,752)
Total other expenses	148,079	137,014	77,383

Income/(loss) before income taxes	84,032	253,588	738,283

Provision for/(benefit from) income taxes	11,844	24,005	20,084
Net income/(loss)	72,188	229,583	718,199

Net income/(loss) attributable to non-controlling interests	9,616	83,099	107,677
Net income/(loss) attributable to Burford Capital Limited shareholders	62,572	146,484	610,522

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	$0.29	$0.67	$2.79
Diluted	$0.28	$0.66	$2.74

Weighted average ordinary shares outstanding
Basic	219,145,611	219,231,837	218,865,816
Diluted	224,578,606	223,231,672	223,014,890
See accompanying notes to the consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
($ IN THOUSANDS)

	Years ended December 31,
	2025	2024	2023
Net income/(loss)	$72,188	$229,583	$718,199
Other comprehensive income/(loss)
Foreign currency translation adjustment	(10,319)	2,808	(39,737)
Comprehensive income/(loss)	61,869	232,391	678,462

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	9,616	83,099	107,677
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	52,253	149,292	570,785
See accompanying notes to the consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$566,437	$469,930
Marketable securities	89,486	79,020
Other assets	73,743	61,006
Due from settlement of capital provision assets	164,804	183,858
Capital provision assets	5,609,949	5,243,917
Goodwill	134,020	133,948
Deferred tax asset	2,733	3,346
Total assets	6,641,172	6,175,025

Liabilities
Debt interest payable	60,033	12,097
Other liabilities	191,606	141,973
Long-term incentive compensation payable	228,366	217,552
Debt payable	2,127,829	1,763,612
Financial liabilities relating to third-party interests in capital provision assets	858,491	747,053
Deferred tax liability	47,117	35,903
Total liabilities	3,513,442	2,918,190

Commitments and contingencies (Note 20)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 220,667,387 ordinary shares issued and 218,897,440 ordinary shares outstanding as of December 31, 2025 and 220,091,851 ordinary shares issued and 219,421,904 ordinary shares outstanding as of December 31, 2024	615,453	610,037
Additional paid-in capital	56,787	42,409
Accumulated other comprehensive income	(199)	10,120
Treasury shares; 1,769,947 ordinary shares at $14.06 cost as of December 31, 2025, and 669,947 ordinary shares at $14.28 cost as of December 31, 2024	(24,879)	(9,569)
Retained earnings	1,800,860	1,766,435
Total Burford Capital Limited equity	2,448,022	2,419,432
Non-controlling interests	679,708	837,403
Total shareholders' equity	3,127,730	3,256,835
Total liabilities and shareholders' equity	6,641,172	6,175,025
See accompanying notes to the consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income/(loss)	$72,188	$229,583	$718,199

Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Capital provision (income)/loss	(476,813)	(552,066)	(1,341,923)
(Income)/loss on marketable securities	(8,533)	(4,069)	(5,599)
Other (income)/loss	(617)	(3,051)	(4,392)
Share-based and deferred compensation	13,841	8,686	8,747
Deferred tax (benefit)/expense	13,305	(16,877)	5,863
Other	4,874	8,331	(7,624)
Changes in operating assets and liabilities:
Proceeds from capital provision assets	740,376	991,292	559,362
(Deployment) of capital provision assets	(602,487)	(555,088)	(682,027)
Net proceeds from/(funding of) marketable securities	(1,938)	32,577	34,471
Net proceeds from/(funding of) financial liabilities at fair value through profit or loss	—	(2,583)	—
Proceeds from/(payments of) other income	3,264	3,625	7,875
Proceeds from break fee income	—	—	650
(Increase)/decrease in other assets	(6,372)	(1,502)	(3,613)
Increase/(decrease) in other liabilities	108,460	35,010	156,338
Net increase/(decrease) on financial liability to third-party investment	111,438	42,857	278,991
Net cash provided by/(used in) operating activities	(29,014)	216,725	(274,682)

Cash flows from investing activities:
Acquisition of equity method investments	(8,515)	—	—
Purchases of property and equipment	(284)	(661)	(3,212)
Net cash provided by/(used in) investing activities	(8,799)	(661)	(3,212)

Cash flows from financing activities:
Debt issuance, including original issue premium	500,000	284,969	394,464
Debt issuance costs	(10,632)	(6,283)	(8,461)
Debt extinguishment	(146,945)	(49,819)	(129,970)
Dividends paid on ordinary shares	(27,387)	(27,327)	(27,499)
Acquisition of ordinary shares held in treasury	(15,310)	(5,090)	(3,759)
Third-party net capital contribution/(distribution)	(167,311)	(162,618)	164,759
Net cash provided by/(used in) financing activities	132,415	33,832	389,534

Net increase/(decrease) in cash and cash equivalents	94,602	249,896	111,640
Cash and cash equivalents at beginning of period	469,930	220,549	107,658
Effect of exchange rate changes on cash and cash equivalents	1,905	(515)	1,251
Cash and cash equivalents at end of period	566,437	469,930	220,549
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Cash received from interest and dividend income	$21,155	$20,992	$6,438
Cash paid for debt interest	(97,945)	(154,093)	(77,210)
Cash received from income tax refund	1,273	229	729
Cash paid for income taxes	(23,245)	(19,504)	(14,050)
See accompanying notes to the consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ IN THOUSANDS, EXCEPT SHARE DATA)

	Year ended December 31, 2025
	Shares		Amount
	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	62,572	—	62,572	9,616	72,188
Foreign currency translation adjustment	—	—	—	—	—	—	(10,319)	(10,319)	—	(10,319)
Issuance of new ordinary shares to satisfy vested share-based awards	435,702	—	3,898	—	(3,898)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,774)	(760)	—	(3,534)	—	(3,534)
Share-based and deferred compensation	—	—	—	—	21,889	—	—	21,889	—	21,889
Dividends paid	—	—	—	—	—	(27,387)	—	(27,387)	—	(27,387)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(167,311)	(167,311)
End of period	220,667,387	(1,769,947)	615,453	(24,879)	56,787	1,800,860	(199)	2,448,022	679,708	3,127,730

	Year ended December 31, 2024
	Shares		Amount
	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,313,388	(350,947)	$602,238	$(4,479)	$36,545	$1,649,242	$7,312	$2,290,858	$916,922	$3,207,780
Net income/(loss)	—	—	—	—	—	146,484	—	146,484	83,099	229,583
Foreign currency translation adjustment	—	—	—	—	—	—	2,808	2,808	—	2,808
Issuance of new ordinary shares to satisfy vested share-based awards	569,772	—	4,786	—	(4,786)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	208,691	—	3,013	—	—	—	—	3,013	—	3,013
Acquisition of ordinary shares held in treasury	—	(319,000)	—	(5,090)	—	—	—	(5,090)	—	(5,090)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,376)	(1,964)	—	(4,340)	—	(4,340)
Share-based and deferred compensation	—	—	—	—	13,026	—	—	13,026	—	13,026
Dividends paid	—	—	—	—	—	(27,327)	—	(27,327)	—	(27,327)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(162,618)	(162,618)
End of period	220,091,851	(669,947)	610,037	(9,569)	42,409	1,766,435	10,120	2,419,432	837,403	3,256,835

	Year ended December 31, 2023
	Shares		Amount
	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	219,049,877	(468,000)	$598,813	$(3,749)	$26,305	$1,074,166	$47,049	$1,742,584	$644,486	$2,387,070
Net income/(loss)	—	—	—	—	—	610,522	—	610,522	107,677	718,199
Foreign currency translation adjustment	—	—	—	—	—	—	(39,737)	(39,737)	—	(39,737)
Issuance of new ordinary shares to satisfy vested share-based awards	263,511	—	3,425	—	(3,425)	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	(261,000)	—	(3,759)	—	—	—	(3,759)	—	(3,759)
Distribution of ordinary shares for vested share-based awards	—	378,053	—	3,029	(3,029)	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	2,589	(7,947)	—	(5,358)	—	(5,358)
Share-based and deferred compensation	—	—	—	—	14,105	—	—	14,105	—	14,105
Dividends paid	—	—	—	—	—	(27,499)	—	(27,499)	—	(27,499)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	164,759	164,759
End of period	219,313,388	(350,947)	602,238	(4,479)	36,545	1,649,242	7,312	2,290,858	916,922	3,207,780
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
The Group’s audited consolidated financial statements as of and for the year ended December 31, 2025, and comparative periods have been prepared in accordance with US GAAP.
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

The most significant judgments relate to the assessment of the Group’s exposure or rights to variable returns in Burford Opportunity Fund C LP (“BOF-C”), Burford Advantage Master Fund LP (the “Advantage Fund”), Colorado Investments Limited (“Colorado”), Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited (the "EP Funds") and, prior to its liquidation in the fourth quarter of 2023, BCIM Strategic Value Master Fund, LP (the “Strategic Value Fund”). The Group has assessed that its economic interest in the income generated from BOF-C and its investment as a limited partner in the Strategic Value Fund and the Advantage Fund, coupled with its power over the relevant activities as the fund manager, require the consolidation of BOF-C, the Strategic Value Fund and the Advantage Fund in the consolidated financial statements. Similarly, the Group has assessed that its shareholding in Colorado and investment in the EP Funds, coupled with its power over the relevant activities of those entities through contractual agreements, require the consolidation of Colorado and the EP funds in the consolidated financial statements.
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
Third-party interests in capital provision assets
Third-party interests in capital provision assets include the financial liability relating to third-party interests in Colorado and the EP Funds as well as financial liabilities relating to third-party interests resulting from capital provision asset subparticipations recognized at fair value. Colorado holds a single financial asset and does not have any other business activity. Substantially all the assets of the EP Funds are concentrated as a single asset with no other business activity. Accordingly, Colorado and the EP Funds do not meet the definition of a business, and the third-party interests in Colorado are accounted for as a collateralized borrowing rather than non-controlling interests in shareholders’ equity. Amounts included in the consolidated statements of financial condition represent the fair value of the third-party interests in the related capital provision assets, and the amounts included in the consolidated statements of operations represent the third-party share of any gain or loss during the reporting period. Gains in the underlying capital provision asset result in increased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and negative adjustments in the consolidated statement of operations, presented as “(Less): Third-party interests in capital provision assets”. Conversely, losses in the underlying capital provision asset result in decreased financial liabilities to third-party interests in capital provision assets in the consolidated statement of financial condition and positive adjustments in the consolidated statement of operations, presented as “Plus: Third-party interests in capital provision assets”.
During the year ended December 31, 2023, the Group renamed the line item in the consolidated statements of operations from “Gain/(loss) relating to third-party interests in capital provision assets” to “Plus/(Less): Third-party interests in capital provision assets” and has changed the order to include this line item directly beneath the line item “Capital provision income/(loss)”.
Reclassifications
Certain reclassifications of the amounts for the prior periods have been made to conform to the presentation of the current period, such as incorporating the “Legacy asset recovery incentive compensation including accruals” line item into the “Long-term incentive compensation including accruals” line item within the consolidated statements of operations and moving the legacy asset recovery incentive compensation payable out of the “Other liabilities” line item into the “Long-term incentive compensation payable” line item within the consolidated statements of financial condition. In addition, within the consolidated statements of operations, we also incorporated the deferred compensation expense from the "Salaries and benefits" line item into the "Share-based and deferred compensation" line item and the "(Gains)/losses on debt extinguishment" line item into the "Finance costs" line item. These reclassifications have no effect on previously reported results of operations or total shareholders’ equity.
Covid-19 pandemic and global economic market conditions
The Covid-19 pandemic and restrictions on certain non-essential businesses have caused disruption in the United States and global economies. Although the clearing of court backlogs is underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions. The estimates and assumptions underlying the consolidated financial statements as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, include judgments about the financial markets and economic conditions, which may change over time. Among estimates and assumptions, certain inputs to the valuation of the Group’s capital provision assets were impacted as a result of the Covid-19 pandemic, including expected timing and amount of cash flows in the Group’s cash flow forecasts and applicable discount rates.
As a result of the Russian Federation’s invasion of Ukraine in February 2022 (the “Ukraine War”), various nations, including the United States, have instituted economic sanctions and other responsive measures, which have resulted in an increased level of global economic and political uncertainty. As of and for the years ended December 31, 2025, 2024 and 2023, the effects of the Ukraine War, including international sanctions imposed on Russian businesses and individuals, have not had a material impact on the Group’s consolidated financial statements.
Cash and cash equivalents
Cash and cash equivalents include funds held by depository institutions, money market funds and government securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in marketable securities income/(loss) and interest in the consolidated statements of operations. The fair values of the money market funds included in cash and cash equivalents were $377.1 million and $319.9 million as of December 31, 2025 and 2024, respectively, which represented their fair values due to their short-term nature and were categorized as Level 1 within the fair value hierarchy. Substantially all of the Group’s cash on deposit is in interest bearing accounts with major financial institutions that exceed insured limits.
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
Capital provision assets are recorded at initial fair value, which is equivalent to the initial transaction price for a given capital provision asset, based on an assessment that it is an arm’s-length transaction between independent third parties and an orderly transaction between market participants. Using the cash flow forecast and a discount rate, an appropriate risk-adjustment factor is calculated to be applied to the forecast cash inflows to calibrate the valuation model to the initial transaction price. Each reporting period, the cash flow forecast is updated based on the best available information on damages or settlement estimates and it is determined whether there has been an objective event in the underlying litigation process, that would change the litigation risk and thus the risk-adjustment factor associated with the capital provision asset. The risk-adjustment factor as adjusted for any objective events in the underlying litigation process is referred to as the adjusted risk premium. For example, assume the risk premium at inception is calculated to be 65%, which is held constant until there is a milestone event. Assuming there is a favorable trial court ruling one year later for which the applicable milestone factor is 50%, then the risk premium would be adjusted to 32.5%, effectively releasing 50% of the original 65% risk premium haircut that was applied. Conversely, assuming there is a negative event one year later for which the applicable milestone factor is (50%) then the risk premium would be adjusted to 82.5%, effectively closing the gap between the original risk premium of 65% and 100% by 50%. These objective events could include, among others:
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
The primary components of non-controlling interests are separately presented in the consolidated statements of changes in equity to clearly distinguish the interest in the Group and other ownership interests in the consolidated entities. Net income/(loss) includes the net income/(loss) attributable to the holders of non-controlling interests in the consolidated statements of comprehensive income. Profits and losses are allocated to non-controlling interests in proportion to their relative ownership interests regardless of their basis. Non-controlling interests exclude the third-party interests in Colorado and the EP funds as they represent consolidated entities that hold a single financial asset and do not have any other business activity.
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
Long-term incentive compensation including accruals
Incentive compensation, which includes the “phantom carry pool” program and the arrangement through Burford Capital 2025 LP, primarily consists of a portion of gains on capital provision assets or performance fees earned from certain of the Group’s private funds that are allocated to employees. Incentive compensation amounts are not paid until the related gains on capital provision assets or performance fees have been realized in cash by the Group. While interests in Burford Capital 2025 LP are equity instruments in legal form, they represent a specified interest in a single asset that is payable in cash only. Accordingly, both the “phantom carry pool” program and the arrangement through Burford Capital 2025 LP are accounted for under ASC 710 Compensation - General. Incentive compensation amounts are recorded as the related fair value gains or losses on capital provision assets or performance fees are recognized. Accordingly, incentive compensation amounts can be reversed during periods when there is a decline in fair value or performance revenues that were previously recorded.
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
Goodwill
Goodwill arises as a result of the acquisition of subsidiaries and represents the excess of the purchase consideration over the fair value of the Group’s share of the assets acquired and the liabilities assumed on the acquisition date. After initial recognition, goodwill is measured at cost less any accumulated impairment losses. For the purposes of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units. The Group tests goodwill acquired in a business combination for impairment on an annual basis on October 1 of each year.
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
Transactions and balances
Foreign currency transactions are translated into the functional currency using the exchange rate prevailing at the transaction date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies, including intragroup balances, are recognized in the consolidated statements of operations as part of the income or loss, as applicable, for the period. See note 5 (Capital provision assets) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the treatment of capital provision assets.
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
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275 and No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The financial statement disclosure requirements of the Final Rules were to begin phasing in for the Group for the fiscal year ended December 31, 2025. In April 2024, the SEC exercised its discretion to stay this rule and, subsequently, in March 2025, the SEC voted to end its defense of the rule against certain legal challenges. The Group is monitoring the ongoing judicial review of these legal challenges to determine the impact, if any, of the rule on its consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 relates to improvements in income tax disclosures to enhance their transparency and decision usefulness. The Group adopted ASU 2023-09 on January 1, 2025 on a retrospective basis with immaterial impact to the consolidated financial statements upon adoption.
In March 2024, the FASB issued Accounting Standards Update 2024-01, Compensation—Stock Compensation (“ASU 2024-01”). ASU 2024-01 aims to clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with ASC 718 or other guidance. ASU 2024-01 provides specific examples on when a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 or other ASC topics. The Group adopted ASU 2024-01 on January 1, 2025 on a retrospective basis with no impact to the consolidated financial statements upon adoption.
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
The Group's effective tax rate was 14%, 9% and 3% for the years ended December 31, 2025, 2024 and 2023, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction, and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the domestic and foreign income/(loss) before income taxes for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Guernsey	$(9,606)	$26,717	$11,695
Foreign	93,638	226,871	726,588
Income/(loss) before income taxes	84,032	253,588	738,283

The table below sets forth the components of the tax charge reconciling the domestic statutory tax rate to the provision for/(benefit from) income taxes for the periods indicated.

	Years ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Guernsey statutory tax rate	$—	—%	$—	—%	$—	—%
Foreign tax effects
Singapore
Statutory tax rate difference between Guernsey and Singapore	(920)	(1)%	(590)	—%	(570)	—%
Changes in valuation allowances	959	1%	589	—%	802	—%
Other	(39)	—%	1	—%	(232)	—%
United Kingdom
Statutory tax rate difference between Guernsey and United Kingdom	1,566	2%	(2,251)	(1)%	3,487	—%
Changes in valuation allowances	2,729	3%	388	—%	(863)	—%
Changes in deferred tax	(3,518)	(4)%	(1,090)	—%	43	—%
Other	9	—%	52	—%	(2,200)	—%
United States
Statutory tax rate difference between Guernsey and United States	(12,699)	(15)%	(3,969)	(2)%	1,582	—%
Changes in valuation allowances	13,741	16%	10,488	4%	404	—%
Nondeductible partnership income/(loss)	(1,960)	(2)%	(1,008)	—%	—	—%
IRC §162(m) limitation	12,479	15%	7,803	3%	20,999	3%
Intercompany transactions	—	—%	3,105	1%	(3,105)	—%
US Federal Withholding Tax	1,995	2%	2,412	1%	1,928	—%
US state and local taxes	(937)	(1)%	3,128	1%	2,897	—%
Other, net	(1,737)	(2)%	4,876	2%	(5,074)	(1)%
Other jurisdictions
Foreign other	176	—%	71	—%	(14)	—%
Effective tax rate	11,844	14%	24,005	9%	20,084	3%
The table below sets forth a detailed analysis of the foreign tax differential for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
US subsidiaries at statutory tax rate	$(12,698)	$(4,726)	$1,884
Singapore subsidiaries at statutory tax rate	(920)	(590)	(570)
Irish subsidiaries at statutory tax rate	30	(2)	6
UK subsidiaries at statutory tax rate	1,566	(2,251)	3,487
Other	—	4	(7)
Total	(12,022)	(7,565)	4,800

The table below sets forth the current and deferred components of the provision for/(benefit from) income taxes for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Current:
Domestic (Guernsey)	$—	$—	$—
Foreign - US federal and state	(2,323)	35,759	12,417
Foreign - other and withholding	862	5,123	1,804
Total current provision for/(benefit from) income taxes	(1,461)	40,882	14,221

Deferred:
Domestic (Guernsey)	—	—	—
Foreign - US federal and state	11,211	(15,033)	8,982
Foreign - other	2,094	(1,844)	(3,119)
Total deferred provision for/(benefit from) income taxes	13,305	(16,877)	5,863

Total:
Domestic (Guernsey)	—	—	—
Foreign - US federal and state	8,888	20,726	21,399
Foreign - other and withholding	2,956	3,279	(1,315)
Total provision for/(benefit from) income taxes	11,844	24,005	20,084
The table below sets forth the income taxes paid, net of refunds received for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Guernsey	$—	$—	$—
Foreign
US federal	21,977	16,358	12,344
US state - Illinois	(618)	1,472	—
US state - Other	428	1,304	1,026
Other foreign jurisdictions	186	142	(49)
Income taxes paid (net of refunds received)	21,973	19,275	13,321

The table below sets forth the tax effect of temporary tax-related differences and carryforwards that comprise significant portions of gross deferred tax assets and liabilities as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Compensation and benefit accruals	$18,319	$20,699
Net operating loss carryforwards	12,214	12,045
Non-deductible and excess interest	57,461	37,655
Unrealized loss	1,730	2,358
Acquisition costs	307	359
Capital lease	137	157
Other	928	928
Total deferred tax assets(1)	91,096	74,201

Deferred tax liabilities:
Depreciation and amortization	(822)	(1,041)
Goodwill	(17,793)	(15,333)
Unrealized gain	(64,085)	(55,558)
Total deferred tax liabilities(1)	(82,700)	(71,932)

Net deferred tax position	8,396	2,269
Valuation allowance	(52,780)	(34,826)
Net deferred tax liabilities	(44,384)	(32,557)
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

	Years ended December 31,
($ in thousands)	2025	2024	2023
US federal(1)	$—	$—	$—
US state(2)	34,639	35,204	9,427
Foreign(1)	28,801	24,119	3,692
1. US federal and foreign net operating losses have indefinite carryforward periods.
2. US state operating losses is comprised of amounts which will expire on various dates ranging from 2038 through 2042.
The table below sets forth the valuation allowances as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
US	$35,163	$18,805
UK	13,954	13,308
Singapore	3,454	2,521
Other	210	192
Total	52,780	34,826

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
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for the year ended December 31, 2025 or for any prior tax year that currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, update its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this 2025 Form 10-K, the Group is subject to audit in New York for the tax years ended December 31, 2024, 2023 and 2022. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and onwards.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions and has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Group’s income tax provision for the year ended December 31, 2025 reflects the impact of tax legislation enacted during the year.
4. Segment reporting
ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. The chief operating decision maker (“CODM”), who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer and Chief Financial Officer, together.
The CODM assesses the performance of the operating segments based on segment income/(loss) before income taxes, which consists of the significant measures of the reportable segments’ financial performance that includes segment revenues, consisting of capital provision income/(loss) plus/less third-party interests in capital provision income, asset management income/(loss), marketable securities income/(loss) and interest and other income/(loss), less segment operating expenses, consisting of compensation and benefits, general, administrative and other expenses and case related expenditures ineligible for inclusion in asset cost. The CODM uses this metric to assess operating segment performance, for purposes of making operating decisions and assessing financial performance, which informs the CODMs allocation of resources. The Group excludes the proportional operating results that are attributable to third-party limited partners in its private funds, partners and minority investors, as the CODM does not consider them for the purposes of making decisions to allocate resources among operating segments or to assess operating segment performance. Although these amounts are excluded from segment income/(loss) before income taxes, they are included in reported consolidated income/(loss) before income taxes and are included in the reconciliation that follows.
The Group’s computation of segment income/(loss) before income taxes may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment income/(loss) before income taxes in the same fashion.

Operating revenues directly associated with each segment are included in determining its operating results. Operating and other expenses that are not directly attributable to a particular segment are based upon allocation methodologies, including time estimates and other relevant usage measures. Due to the integrated structure of the Group’s business, certain costs incurred by one segment may benefit the other segment. A segment may use the information produced by another segment without incurring an intersegment charge or intersegment income.
The CODM does not review information regarding total assets on an operating segment basis but rather on a total segments (Burford-only) basis. The accounting policies for segment reporting are the same as for the Group as a whole.
The Group has two operating segments that are also its reportable segments and provide legal finance products and services to the Group's clients: (i) Principal Finance and (ii) Asset Management and Other Services. The Principal Finance segment allocates capital to legal finance assets from the Company's balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by the Company. The Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors, and the Company provides other services to the legal industry, for both of which it receives fees.
Beginning for the year ended December 31, 2024, the Group renamed its Capital Provision segment to Principal Finance and allocated revenue, expenses and assets from other corporate to the Group’s two reportable segments with no change to the Group’s total segments (Burford-only) numbers. The change in our allocation methodology as of December 31, 2024 was due to the amounts relating to these operating and non-operating activities previously presented as other corporate, forming part of what is used internally to measure and evaluate the performance of the reportable segments. As a result of this change, the Group also recast certain previously reported amounts to conform with the change in allocation of revenue, expenses and assets to each reportable segment as noted below.
The tables below set forth certain information with respect to the Group’s consolidated statements of operations by reportable segment for the periods indicated.

	Year ended December 31, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$330,937	$—	$330,937	$145,876	$476,813
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(99,142)	(99,142)
Asset management income/(loss)		36,024	36,024	(29,712)	6,312
Marketable securities income/(loss) and interest	28,471	—	28,471	289	28,760
Other income/(loss)	—	617	617	—	617
Total revenues	359,408	36,641	396,049	17,311	413,360

Compensation and benefits	107,770	20,472	128,242	—	128,242
General, administrative and other	32,301	5,748	38,049	313	38,362
Case-related expenditures ineligible for inclusion in asset cost	7,268	—	7,268	7,377	14,645
Operating expenses	147,339	26,220	173,559	7,690	181,249

Other expenses
Finance costs	151,015	—	151,015	—	151,015
Foreign currency transactions (gains)/losses and other expenses	(2,615)	(326)	(2,941)	5	(2,936)
Total other expenses	148,400	(326)	148,074	5	148,079

Income/(loss) before income taxes	63,669	10,747	74,416	9,616	84,032
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.

	Year ended December 31, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$388,124	$—	$388,124	$163,942	$552,066
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(42,384)	(42,384)
Asset management income/(loss)	—	44,627	44,627	(36,287)	8,340
Marketable securities income/(loss) and interest	24,578	—	24,578	436	25,014
Other income/(loss)	—	3,051	3,051	—	3,051
Total revenues	412,702	47,678	460,380	85,707	546,087

Compensation and benefits	101,758	21,901	123,659	—	123,659
General, administrative and other	25,012	5,440	30,452	573	31,025
Case-related expenditures ineligible for inclusion in asset cost	(1,057)	—	(1,057)	1,858	801
Operating expenses	125,713	27,341	153,054	2,431	155,485

Other expenses
Finance costs	135,593	—	135,593	—	135,593
Foreign currency transactions (gains)/losses and other expenses	1,244	—	1,244	177	1,421
Total other expenses	136,837	—	136,837	177	137,014

Income/(loss) before income taxes	150,152	20,337	170,489	83,099	253,588
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.

	Year ended December 31, 2023
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$896,371	$—	$896,371	$445,552	$1,341,923
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(279,263)	(279,263)
Asset management income/(loss)	—	63,712	63,712	(56,070)	7,642
Marketable securities income/(loss) and interest	12,067	—	12,067	141	12,208
Other income/(loss)	—	4,392	4,392	—	4,392
Total revenues	908,438	68,104	976,542	110,360	1,086,902

Compensation and benefits	196,623	24,461	221,084	—	221,084
General, administrative and other	29,219	3,564	32,783	873	33,656
Case-related expenditures ineligible for inclusion in asset cost	14,671	—	14,671	1,825	16,496
Operating expenses	240,513	28,025	268,538	2,698	271,236

Other expenses
Finance costs	99,136	—	99,136	(1)	99,135
Foreign currency transactions (gains)/losses and other expenses	(21,737)	—	(21,737)	(15)	(21,752)
Total other expenses	77,399	—	77,399	(16)	77,383

Income/(loss) before income taxes	590,526	40,079	630,605	107,678	738,283
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.
For the year ended December 31, 2023, the Group recast $12.1 million of marketable securities income/(loss) and interest, $43.0 million of operating expenses, $2.7 million of finance costs and $(21.7) million of foreign currency transactions (gains)/losses from other corporate to the Principal Finance segment. In addition, the Group also recast $9.3 million of operating expenses from other corporate to the Asset Management and

Other Services segment and $1.8 million of finance costs from Asset Management and Other Services segment to the Principal Finance segment.
The table below sets forth specified line items with respect to the Group’s consolidated statements of financial condition by reportable segment as of the dates indicated.

	Year ended December 31, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$599,011	$21,666	$620,677	$35,246	$655,923
Other assets	$24,348	$167,309	$191,657	$(117,914)	$73,743
Due from settlement of capital provision assets	$164,804	$—	$164,804	$—	$164,804
Capital provision assets	$3,912,194	$—	$3,912,194	$1,697,755	$5,609,949
Total assets	$4,811,081	$215,004	$5,026,085	$1,615,087	$6,641,172
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.

	Year ended December 31, 2024
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$508,031	$12,650	$520,681	$28,269	$548,950
Other assets	$23,711	$151,770	$175,481	$(114,475)	$61,006
Due from settlement of capital provision assets	$183,651	$—	$183,651	$207	$183,858
Capital provision assets	$3,571,224	$—	$3,571,224	$1,672,693	$5,243,917
Total assets	4,397,954	190,377	4,588,331	1,586,694	6,175,025
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Strategic Value Fund, the Advantage Fund, Colorado, the EP Funds and other entities.

5. Capital provision assets
Capital provision assets are financial instruments that relate to the provision of capital in connection with legal finance, which include the Advantage Fund and, prior to its liquidation in the fourth quarter of 2023, equity securities and related claims in the Strategic Value Fund.
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Years ended December 31,
($ in thousands)	2025	2024
Beginning of period	$5,243,917	$5,045,388
Deployments	602,487	555,088
Realizations	(710,496)	(907,042)
Income/(loss) for the period	446,181	567,646
Foreign exchange gains/(losses)	27,860	(17,163)
End of period	5,609,949	5,243,917

Deployed cost, end of period	2,498,463	2,341,377
Unrealized fair value, end of period	3,111,486	2,902,540
Capital provision assets	5,609,949	5,243,917
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Net realized gains/(losses)	$260,592	$439,665	$251,618
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	185,589	127,981	1,081,644
Income/(loss) on capital provision assets	446,181	567,646	1,333,262
Foreign exchange gains/(losses)	20,145	(15,701)	8,012
Net income/(loss) from due from settlement of capital provision assets	10,391	2,704	(1)
Net gains/(losses) on financial liabilities at fair value through profit or loss	—	(2,583)	—
Other income/(loss)	96	—	—
Break fee income	—	—	650
Total capital provision income as reported in the consolidated statements of operations	476,813	552,066	1,341,923
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

	Years ended December 31,
($ in thousands)	2025	2024
Beginning of period	$183,858	$265,540
Transfer of realizations from capital provision assets	710,496	907,042
Net income/(loss)	10,391	2,704
Proceeds from capital provision assets	(740,376)	(991,292)
Foreign exchange gains/(losses)	435	(136)
End of period	164,804	183,858

Current assets	155,454	170,570
Non-current assets	9,350	13,288
Total due from settlement of capital provision assets	164,804	183,858
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Management fee income	$5,112	$6,840	$7,642
Performance fee income	1,200	1,500	—
Total asset management income(1)	6,312	8,340	7,642
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Years ended December 31,
($ in thousands)	2025	2024
Beginning of period	$217,552	$183,134
Long-term incentive compensation including accruals	43,622	43,209
Cash paid	(34,157)	(8,367)
Foreign exchange gains/(losses)	1,349	(424)
End of period	228,366	217,552
Aggregate employee carried interest on cash proceeds from net realized gains on capital provision assets will be approximately 8% for the 2015 to 2017 vintage years, approximately 9% for the 2018 vintage year, approximately 10% for the 2019 vintage year, approximately 11% for the 2020 to 2022 vintage years and approximately 12% for the 2023 to 2025 vintage years. These percentages include the impact of the amended and restated employment agreements entered into on November 24, 2025 for each of Mr. Bogart, the Chief Executive Officer, and Mr. Molot, the Chief Investment Officer.

9. Marketable securities
The table below sets forth the changes in marketable securities as of the beginning and end of the relevant reporting periods.

	Years ended December 31,
($ in thousands)	2025	2024
Beginning of period	$79,020	$107,561
Purchases	158,459	103,124
Proceeds on disposal	(156,521)	(135,701)
Net realized gains/(losses) on disposal	5,937	1,864
Fair value movement	1,668	2,158
Dividend and interest income	879	—
Change in accrued interest	49	47
Foreign exchange gains/(losses)	(5)	(33)
End of period	89,486	79,020
The table below sets forth the components of the total marketable securities income/(loss) and interest for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Net realized gains/(losses) on disposal	$5,937	$1,864	$(415)
Changes in fair value	1,668	2,158	6,185
Interest and dividend income(1)	21,155	20,992	6,438
Total marketable securities income/(loss) and interest	28,760	25,014	12,208
1. Includes bank interest earned on cash and cash equivalents.
10. Other assets
The table below sets forth the components of total other assets as of the dates indicated.

	December 31
($ in thousands)	2025	2024
Reinsurance assets	$17,112	$17,463
Right-of-use assets	11,288	12,796
Property and equipment	3,002	3,426
Prepayments	11,692	10,220
Equity method investments	8,845	—
Other receivables	21,804	17,101
Total other assets	73,743	61,006

11. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
General expenses payable	$75,664	$66,966
Insurance liabilities	23,713	21,991
Lease liabilities	13,151	14,821
Audit fees payable	1,484	2,996
Tax payable	648	21,144
Payable for capital provision assets	2,346	14,055
Contingent fees	74,600	—
Total other liabilities	191,606	141,973
12. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3491 and $1.2529 as of December 31, 2025 and 2024, respectively.

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Burford Capital Finance LLC
6.125% Bonds due August 12, 2025(2)	$—	$—	$129,275	$—	$129,641

Burford Capital PLC
5.000% Bonds due December 1, 2026(3),(5)	$218,641	$218,325	$218,640	$217,417	$212,706

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$397,155	$395,913	$398,188	$399,012
6.875% Senior Notes due April 15, 2030	$360,000	$354,291	$352,961	$353,693	$360,220
9.250% Senior Notes due July 1, 2031	$675,000	$668,080	$666,823	$696,722	$717,748
7.500% Senior Notes due July 15, 2033(4)	$500,000	$489,978	$—	$480,970	$—
Total debt	$2,153,641	$2,127,829	$1,763,612	$2,146,990	$1,819,327
1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. On August 12, 2025, Burford Capital Finance LLC, an indirect wholly owned subsidiary of the Company, redeemed the remaining $122.8 million aggregate principal amount of the 6.125% Bonds due 2025 (the “2025 Bonds”) at their scheduled maturity.

3. On June 1, 2017, Burford Capital PLC issued £162.1 million ($225.8 million) aggregate principal amount of 5.000% Bonds due 2026 (the "2026 Bonds").
4. On July 11, 2025, Burford Capital Global Finance LLC, an indirect wholly owned subsidiary of the Company, issued $500.0 million aggregate principal amount of the 2033 Notes (as defined below). See “—Issuance of 2033 Notes” for additional information with respect to the issuance of the 2033 Notes.

5. During the year ended December 31, 2025, Ollivets Investments Ltd, an indirect wholly owned subsidiary of the Company, purchased in open market transactions approximately $17.5 million of the 2026 Bonds.

The table below sets forth a summary of the changes in the outstanding indebtedness due to cash flows and non-cash changes as of the beginning and end of the relevant reporting periods.

	Years ended December 31,
($ in thousands)	2025	2024
Beginning of period	$1,775,709	$1,569,146
Debt issuance, including original issue premium	500,000	284,969
Debt issuance costs	(10,632)	(6,283)
Debt extinguishment	(146,945)	(49,819)
Finance costs	150,982	135,717
Interest paid	(97,945)	(154,093)
Foreign exchange (gain)/loss	16,693	(3,928)
End of period	2,187,862	1,775,709

Debt payable	2,127,829	1,763,612
Debt interest payable	60,033	12,097
Total debt and interest payable	2,187,862	1,775,709
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
6.125% Bonds due 2025	$—	$157
5.000% Bonds due 2026	316	618
6.250% Senior Notes due 2028	2,845	4,087
6.875% Senior Notes due 2030	4,245	5,234
9.250% Senior Notes due 2031	10,424	12,319
7.500% Senior Notes due 2033	10,022	—
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Years ended December 31,
(S in thousands)	2025	2024	2023
Debt interest expense(1)	$146,082	$131,022	$94,605
Debt issuance costs incurred as finance costs	4,933	4,571	4,530
Total finance costs	151,015	135,593	99,135
1. Includes (gains)/losses on debt extinguishment of $0.03 million, $(0.1) million and $nil million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Description of debt securities
As of December 31, 2025, all of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the respective issuer that are fully and unconditionally guaranteed by the Company and certain of its wholly owned indirect subsidiaries. The guarantees by the Company’s wholly owned indirect subsidiaries were released in January 2026 in connection with the redemption in full of the 2026 Bonds as described in note 23 (Subsequent events) to the Group’s consolidated financial statements. As of December 31, 2025, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
The Company is required to provide certain information pursuant to the indentures governing the 6.250% Senior Notes due 2028 (the “2028 Notes”), the 6.875% Senior Notes due 2030 (the “2030 Notes”), the 9.250% Senior Notes due 2031 (the “2031 Notes”), the 7.500% Senior Notes due 2033 (the “2033 Notes”)

and the 8.50% Senior Notes due 2034 (the “2034 Notes”), which were issued in January 2026. The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) the Company and its Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) the Company’s Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable). The tables below do not include the 2034 Notes or the redemption in full of the 2026 Bonds. See note 23 (Subsequent events) to our consolidated financial statements for additional information with respect to the issuance of the 2034 Notes and redemption in full of the 2026 Bonds.

	December 31,
($ in thousands)	2025	2024
Company and its Restricted Subsidiaries
Total assets	$5,941,410	$5,335,289
Third-party indebtedness	2,127,829	1,763,612

Unrestricted Subsidiaries
Total assets	699,762	839,736
Third-party indebtedness	—	—

	Years ended December 31,
(S in thousands)	2025	2024	2023
Company and its Restricted Subsidiaries
Total revenues	$382,796	$460,352	$973,461

Unrestricted Subsidiaries
Total revenues	30,564	85,735	113,441
Issuance of 2033 Notes
On July 11, 2025, Burford Capital Global Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500.0 million aggregate principal amount of the 2033 Notes. The 2033 Notes bear interest at a rate of 7.500% per annum, with interest on the 2033 Notes payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2026. The 2033 Notes are scheduled to mature on July 15, 2033. The net proceeds from the offering of the 2033 Notes were used for the repayment of the 2025 Bonds at their scheduled maturity date and the remainder is intended to be used for general corporate purposes, including the potential repayment or retirement of other existing indebtedness, which may include the 2026 Bonds.
The 2033 Notes were issued under an indenture by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. The 2033 Notes (i) are senior unsecured obligations of the Issuer, (ii) rank equal in right of payment with all existing and future unsecured indebtedness of the Issuer that is not expressly subordinated in right of payment to the 2033 Notes and are senior in right of payment to all existing and future indebtedness of the Issuer expressly subordinated in right of payment to the 2033 Notes and (iii) as of December 31, 2025, are fully and unconditionally guaranteed on a senior and unsecured basis by the Company and certain of its wholly owned indirect subsidiaries. The guarantees by the Company’s wholly owned indirect subsidiaries were released in January 2026 in connection with the redemption in full of the 2026 Bonds as described in note 23 (Subsequent events) to the Group’s consolidated financial statements. Each restricted subsidiary of the Company (other than the Issuer) that (i) incurs or guarantees any indebtedness under the notes of the Issuer or the guarantors of the 2033 Notes that were outstanding as of July 11, 2025 or (ii) incurs or guarantees other indebtedness for borrowed money of the

Issuer or any guarantor of the 2033 Notes in an aggregate principal amount in excess of $10.0 million is required to guarantee the 2033 Notes.
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

($ in thousands)	Principal Finance	Asset Management and Other Services	Total
December 31, 2023	$108,945	$25,020	$133,965
Foreign exchange gains/(losses)	(17)	—	(17)
December 31, 2024	108,928	25,020	133,948
Foreign exchange gains/(losses)	72	—	72
December 31, 2025	109,000	25,020	134,020
Management has determined there was no evidence of goodwill impairment as of December 31, 2025 and 2024.

14. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$819,515	$819,515
Portfolio	—	—	3,383,317	3,383,317
Portfolio with equity risk	—	—	38,524	38,524
Legal risk management	—	—	5,737	5,737
Non-derivative financial assets
Joint ventures and equity method investments	—	—	189,488	189,488
Single case with equity risk	2,811	—	—	2,811
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,846	—	650,616	653,462
Core legal finance (EP Funds)	—	—	451,407	451,407
Lower risk legal finance (Advantage Fund)	—	—	65,688	65,688
Total capital provision assets	5,657	—	5,604,292	5,609,949

Due from settlement of capital provision assets	—	—	164,804	164,804
Marketable securities
Government securities	—	58,333	—	58,333
Corporate bonds	—	15,861	—	15,861
Asset-backed securities	—	1,177	—	1,177
Mutual funds	7,828	—	—	7,828
Certificates of deposit	6,287	—	—	6,287
Total assets	19,772	75,371	5,769,096	5,864,239

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	858,491	858,491
Total liabilities	—	—	858,491	858,491
Net total	19,772	75,371	4,910,605	5,005,748

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$1,052,519	$1,052,519
Portfolio	—	—	3,053,800	3,053,800
Portfolio with equity risk	—	—	65,041	65,041
Legal risk management	—	—	6,442	6,442
Non-derivative financial assets
Joint ventures and equity method investments	—	—	154,220	154,220
Single case with equity risk	8,711	—	—	8,711
Assets of consolidated investment companies
Core legal finance (BOF-C)	8,581	—	705,315	713,896
Lower risk legal finance (Advantage Fund)	—	—	189,288	189,288
Total capital provision assets	17,292	—	5,226,625	5,243,917

Due from settlement of capital provision assets	—	—	183,858	183,858
Marketable securities
Government securities	—	40,405	—	40,405
Corporate bonds	—	20,077	—	20,077
Asset-backed securities	—	1,971	—	1,971
Mutual funds	10,654	—	—	10,654
Certificates of deposit	5,913	—	—	5,913
Total assets	33,859	62,453	5,410,483	5,506,795

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	747,053	747,053
Total liabilities	—	—	747,053	747,053
Net total	33,859	62,453	4,663,430	4,759,742
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

Movements in Level 3 fair value assets and liabilities
The tables below set forth the analysis of the movements in the Level 3 financial assets and liabilities for the periods indicated.

	Year ended December 31, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers between types	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(304,454)	$194,380	$(243,055)	$109,737	$10,388	$819,515
Portfolio	3,053,800	—	17,980	219,312	(143,527)	228,189	7,563	3,383,317
Portfolio with equity risk	65,041	—	—	362	(28,326)	1,447	—	38,524
Legal risk management	6,442	—	—	—	—	(1,616)	911	5,737
Joint ventures and equity method investments	154,220	—	—	6,735	(1,627)	22,871	7,289	189,488
Core legal finance (BOF-C)	705,315	—	—	64,806	(146,425)	26,909	11	650,616
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	49,632	—	451,407
Lower risk legal finance (Advantage Fund)	189,288	—	—	1,591	(136,651)	11,460	—	65,688
Total capital provision assets	5,226,625	—	—	602,487	(699,611)	448,629	26,162	5,604,292
Due from settlement of capital provision assets	183,858	—	—	710,496	(740,376)	10,391	435	164,804
Total Level 3 assets	5,410,483	—	—	1,312,983	(1,439,987)	459,020	26,597	5,769,096

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,281	—	99,142	15	858,491
Total Level 3 liabilities	747,053	—	—	12,281	—	99,142	15	858,491
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of December 31, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a “Single case” capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to “Core legal finance (EP Funds)”. The “Core legal finance (EP Funds)” end-of-period balance includes $85.5 million attributable to third-party interests, of which approximately $80.0 million were other additions that are offset by other third-party liabilities assumed on consolidation.

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
All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the years ended December 31, 2025 and 2024.
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

($ in thousands)	December 31, 2025
Type:
Single case, Portfolio, Joint ventures and equity method investments, Legal risk management, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.6%	7.5%	6.1%
Duration(2) (years)				0.2	13.0	2.8
Adjusted risk premium				0.0%	100.0%	31.1%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$162,058	$114,685	$276,743	5.0%	40.0%	24.9%
Trial court judgment or tribunal award	83,550	94,354	177,904	25.0%	60.0%	54.1%
Appeal judgment	62,916	77,731	140,647	68.6%	80.0%	70.0%
Asset freeze	5,000	7,350	12,350	80.0%	80.0%	80.0%
Exhaustion of as-of-right appeals	79,320	119,559	198,879	100.0%	100.0%	100.0%
Exhaustion of all appeals	2,441	830	3,271	4.4%	4.4%	4.4%
Settlement	420	1,379	1,799	40.0%	80.0%	78.1%
Portfolios with multiple factors	641,286	384,916	1,026,202	0.5%	100.0%	21.3%
Other	332	(168)	164	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	76,582	(53,750)	22,832	(40.0)%	(60.0)%	(49.9)%
Trial court judgment or tribunal award	46,376	(28,340)	18,036	(10.0)%	(60.0)%	(56.6)%
Appeal judgment	14,164	(16,992)	(2,828)	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	48,542	(29,953)	18,589	(10.0)%	(80.0)%	(31.2)%
No case milestone:	1,029,323	21,655	1,050,978
YPF-related assets:	117,577	1,571,781	1,689,358
	2,369,887	2,265,037	4,634,924

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	58,790	6,898	65,688	11.4%	20.3%	14.3%
Duration(2) (years)				0.7	2.5	1.3

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,723	14,466	45,189	12.8%	12.8%	12.8%
Resolution timing (years)				0.8	2.8	1.5
Conversion ratio				0.5	0.5	0.5

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	160,444	4,360	164,804	6.2%	6.2%	6.2%
Collection risk				0.0%	0.0%	0.0%

Level 3 assets and liabilities, net	2,619,844	2,290,761	4,910,605
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

Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by $491.1 million and $466.3 million as of December 31, 2025 and 2024, respectively (the comparative data as of December 31, 2024, has been amended for immaterial differences).
In addition, as of December 31, 2025 and 2024, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have increased or decreased, respectively, by the following amounts.

	December 31,
($ in thousands)	2025	2024
+100 bps interest rates	$(166,466)	$(153,241)
+50 bps interest rates	(83,662)	(77,644)
-50 bps interest rates	87,423	78,514
-100 bps interest rates	175,812	159,169
Furthermore, as of December 31, 2025 and 2024, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s consolidated income and net assets would have decreased or increased, respectively, by the following amounts.

	December 31,
($ in thousands)	2025	2024
+12 months duration(1)	$(422,303)	$(396,845)
+6 months duration(1)	(229,491)	(200,908)
-6 months duration(1)	199,038	196,721
-12 months duration(1)	383,172	405,926
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the valuation methodology for Level 3 assets.

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

15. Variable interest entities
Consolidated VIEs
Pursuant to US GAAP consolidation guidance, the Group consolidates certain VIEs for which it is considered the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. See note 2 (Summary of significant accounting policies) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the Group’s consolidation.
Consolidated VIEs include entities relating to the Group’s private funds (e.g., BOF-C, the Advantage Fund and, prior to its liquidation in the fourth quarter of 2023, the Strategic Value Fund), the EP Funds, investment vehicles for sale and resale of the participation interests (e.g., Colorado), a partnership entity for the payment of profits interests to employees (Burford Capital 2025 LP) and acquisition of interests in secured promissory notes (e.g., Mellor Investments LLC, formerly known as Forest Hills Investments LLC).
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of December 31, 2025 and 2024, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Total assets	$3,930,646	$1,833,592
Total liabilities	408,776	8,711
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Total revenues	$148,231	$141,994	$470,216

Cash flows
Proceeds	289,208	369,144	150,775
(Funding)	(79,830)	(170,358)	(304,348)

Cash balance as of period end	35,048	30,828	24,613
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
On-balance sheet exposure	$36,329	$26,603
Off-balance sheet exposure - undrawn commitments	23,366	4,788
Maximum exposure to loss	59,695	31,391

16. Joint ventures and equity method investments
Joint ventures and equity method investments accounted for at fair value
The Group holds certain of its capital provision assets through joint ventures that are accounted for at fair value through profit or loss. See note 14 (Fair value of assets and liabilities) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the Group’s valuation of its capital provision assets.
The table below sets forth the fair value of the Group’s interest in joint ventures and equity method investments, which are included in capital provision assets in the Group’s consolidated statements of financial condition as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Interest in joint ventures	$198,147	$152,347
Interest in equity method investments	—	—
None of these joint ventures or equity method investments is individually material to the Group, and there are no significant restrictions on the ability of the joint ventures to make cash distributions or repayment of advances to the Group.
The table below sets forth the fair value of the Group’s share of commitments for the joint ventures and equity method investments, which are included in the commitment amounts relating to asset agreements, as of the dates indicated. See note 20 (Financial commitments and contingent liabilities) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the Group’s commitments and contingencies.

	December 31,
($ in thousands)	2025	2024
Commitments for joint ventures	$115,581	$112,679
Commitments for equity method investments	16,392	15,248
Other equity method investments
The table below sets forth the Group’s interest in equity method investments, which the Group has not elected to account for at fair value. These equity method investments are not material to the Group and are included in other assets in the Group’s consolidated statements of financial condition as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Interest in equity method investment	8,845	—
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
Share repurchases
On May 15, 2024, the Group’s shareholders approved a resolution for the purchase of up to 21,864,608 ordinary shares of the Company on the open market, which authority expired as of the close of the Group’s annual general meeting held on May 14, 2025. The Group’s shareholders approved a new resolution on May 14, 2025 for the purchase of up to 21,942,190 ordinary shares of the Company on the open market, which authority is set to expire the earlier of (i) the close of the Group’s annual general meeting to be held in 2026 and (ii) August 13, 2026. As of December 31, 2025, there were 21,912,963 ordinary shares available under this authorization for open market purchases.
Dividends
Dividends on the Company’s issued and outstanding ordinary shares are payable at the discretion of the Board of Directors. Each year, once the prior year’s results of operations are known, the Board of Directors reviews the Company’s consolidated financial statements and recommends a dividend level to shareholders for consideration at the Company’s annual general meeting. The Company may declare dividends by ordinary resolution at a general meeting in accordance with the respective rights of any class of shares. No dividend may exceed the amount recommended by the Board of Directors. Subject to the provisions of the Guernsey Companies Law, the Board of Directors may, if it thinks fit, from time to time pay interim dividends if the Board of Directors considers they are justified by the assets of the Company. Subject to rights which may attach to any other class of shares, holders of the Company’s ordinary shares are entitled to receive ratably all dividends, if any, that are declared. Dividends may be paid in any currency that the Board of Directors determines. The declaration and payment of dividends and distributions, if any, is subject to the discretion of the Board of Directors and the requirements of Guernsey law (including, among others, satisfaction of a statutory solvency test). The timing and amount of any dividends or distributions declared depends on factors, including the Company’s financial condition and results of operations and any applicable contractual restrictions. Any dividend that has not been claimed after a period of 12 years from the date it became due for payment will, if the Board of Directors so resolves, be forfeited.

The table below sets forth dividends and their respective record dates for the periods indicated.

($ in cents)	Cash dividend per ordinary share	Record date
2025 year
First half	$6.25	October 31, 2025
Second half	6.25	May 22, 2026
Total for the year ended December 31, 2025	12.50

2024 year
First half	6.25	November 1, 2024
Second half	6.25	May 23, 2025
Total for the year ended December 31, 2024	12.50

2023 year
First half	6.25	November 10, 2023
Second half	6.25	May 24, 2024
Total for the year ended December 31, 2023	12.50
On February 25, 2026, the Board of Directors has declared, subject to shareholder approval at the annual general meeting to be held on May 13, 2026, a final dividend of 6.25¢ per ordinary share to be paid on June 12, 2026 to shareholders of record on May 22, 2026.
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
18. Share-based and deferred compensation
Share-based awards granted to employees as compensation consist of RSUs with service-based conditions and PSUs with service-based conditions as well as performance- and/or market-based conditions, as applicable. Prior to the year ended December 31, 2024, the Company granted PSUs with both performance- and market-based conditions whereas, beginning for the year ended December 31, 2024, the Company has granted PSUs with market-based conditions only. All share-based awards are measured based on the grant date fair value of the award. Share-based awards that do not require future service are expensed immediately. Share-based awards subject to service- and performance-based conditions are expensed over the relevant service period to the extent the performance-based conditions are satisfied or deemed probable to be satisfied. Share-based awards with service- and market-based conditions are expensed over the relevant service period regardless of whether the market-based condition is satisfied.
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
Awards under the LTIP are granted in the form of share-based awards, which are treated as phantom awards for tax and legal purposes. Both RSU and PSU awards granted under the LTIP are subject to satisfaction of service-based conditions, requiring that the participant remains employed by the Group through the date of vesting, and PSUs also require satisfaction of performance-based conditions determined by the Compensation Committee at the time of grant. Share-based awards granted prior to January 1, 2021 included both service-based and performance-based conditions. Share-based awards granted under the LTIP on and after January 1, 2021 have continued to have service-based conditions, while at least 50% of share-based awards granted to the Company’s senior management under the LTIP were also required to have performance-based conditions. Share-based awards granted under the LTIP generally vest in full on the third anniversary of the grant date (which is the maximum contractual term) and, for PSUs, each performance-based condition is measured over the three individual financial years beginning with the financial year in which the relevant PSUs were granted as well as over the entire three financial years as a whole.
In the event of a participant’s termination of employment for any reason prior to vesting, other than death, disability or retirement, all outstanding share-based awards will be forfeited. In the event of the participant’s death, disability, retirement or, in certain circumstances, at the discretion of the Compensation Committee (e.g., good leavers), outstanding share-based awards will continue to be eligible to vest as of the end of the service period and, if applicable, the performance period and may be prorated (other than in the case of retirement) based on the number of full months the participant was employed during the service and, if applicable, performance period. In special circumstances, the Compensation Committee has the discretion to accelerate vesting or alter proration or performance targets for outstanding awards.
Certain awards granted under the LTIP are subject to clawback provisions in accordance with applicable law and pursuant to, and in accordance with, the Company’s clawback policy for incentive-based executive compensation, effective October 2, 2023, which is intended to meet the scope of the SEC Rule 10D-1 and the associated NYSE listing exchange rules (the “Clawback Policy”). Awards granted under the LTIP are also subject to clawback at the discretion of the Compensation Committee in accordance with the terms of the LTIP for up to five years from the vesting date in the following circumstances: (i) a material financial misstatement or miscalculation of the Group’s audited financial statements; (ii) the assessment of any performance-based condition on vesting which was based on error, misleading information or inaccurate assumptions; or (iii) the gross misconduct of a participant.
During the period since the LTIP’s inception through December 31, 2025, the Group has issued share-based awards in respect of approximately 4.2% of the Company’s issued and outstanding ordinary share capital and, as of December 31, 2025, there was a total of approximately 9.3 million share-based awards issued under the LTIP since its inception. Share-based awards may be satisfied with newly issued ordinary shares, a transfer of treasury shares or ordinary shares purchased on the open market. As of December 31, 2025, approximately 13.8 million ordinary shares remained available for future grants under the LTIP through 2030. In connection with and following the adoption of the OICP in 2025, no additional share-based awards will be granted under the LTIP following March 3, 2025.
OICP
At the annual general meeting held on May 14, 2025, the Company’s shareholders approved the OICP, which was unanimously approved and adopted by the Board of Directors on February 12, 2025. The OICP replaces the LTIP and authorizes the issuance of up to 16,500,000 ordinary shares plus any ordinary shares subject to outstanding awards under the LTIP that expire or become unexercisable, or are forfeited, cancelled or otherwise terminated.
The Board of Directors has appointed the Compensation Committee as the administrator of the OICP. Subject to the terms of the OICP and applicable law, the Compensation Committee has authority to administer the OICP, including sole and plenary authority to (i) designate participants, (ii) determine the types of awards to be granted to a participant and all the terms and conditions of such awards, (iii) interpret, administer, reconcile any inconsistency in, correct any fault in or supply any omission in, the OICP, any award agreement or any other instrument or agreement relating to, or award made under, the OICP, (iv) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the OICP, (v) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards due to the death or disability of a participant and (vi) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the OICP or any award thereunder.
The OICP allows for grants of (i) options, including incentive stock options qualified as such under US federal income tax laws and options that do not qualify as incentive stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) RSUs, (v) deferred share units and (vi) other equity-based or equity-related awards. Furthermore, awards under the OCIP may be granted (as determined by the Compensation Committee) subject to criteria or criterion related to the performance of the Company. Subject to certain exceptions, awards under the OICP vest no earlier than the first anniversary of the applicable grant date, except that up to a maximum of 5% of awards under the OICP may be exempt from the foregoing minimum vesting requirement.
Awards under the OICP are granted in the form of share-based awards, which are treated as phantom awards for tax and legal purposes. Both RSU and PSU awards granted under the OICP are generally subject to satisfaction of service-based conditions, requiring that the participant remains employed by the Group through the date of vesting, and PSUs also generally require satisfaction of performance-based conditions determined by the Compensation Committee at the time of grant. Share-based awards granted under the OICP generally vest in full on the third anniversary of the grant date and, for PSUs, each performance-based condition is measured over the three individual financial years beginning with the financial year in which the relevant PSUs were granted as well as over the entire three financial years as a whole.
The Company may require a participant to forfeit, return or reimburse the Company for all or a portion of an award and any amounts paid thereunder in accordance with the terms of the Clawback Policy or as necessary or appropriate to comply with applicable law.
During the period since the OICP’s inception through December 31, 2025, the Group has issued share-based awards in respect of approximately 0.5% of the Company’s issued and outstanding ordinary share capital and, as of December 31, 2025, there was a total of approximately 1.1 million share-based awards issued under the OICP since its inception. Share-based awards may be satisfied with newly issued ordinary shares, a transfer of treasury shares or ordinary shares purchased on the open market. As of December 31, 2025, approximately 15.5 million ordinary shares remained available for future grants under the OICP.
Share-based awards activity
The table below sets forth the grant, vesting and forfeiture of share-based awards for the year ended December 31, 2025 and the number of unvested share-based awards as of the beginning and end of the relevant period.

(Ordinary shares in thousands)	Number of ordinary shares	Weighted average grant date fair value per ordinary share
Unvested share-based awards as of December 31, 2024	3,652	$9.61
Granted(1)	1,055	$13.86
Vested(2)	(1,916)	$9.37
Forfeited	(133)	$11.66
Unvested share-based awards as of December 31, 2025	2,658	$11.37
1. The aggregate grant date fair value of share-based awards granted during the years ended December 31, 2025, 2024 and 2023 was $14.6 million, $15.4 million and $11.9 million, respectively. The associated weighted average grant date fair value per ordinary share for share-based awards granted during the years ended December 31, 2025, 2024 and 2023 was $13.86, $14.34 and $6.89, respectively.

2. The aggregate fair value of share-based awards that vested during the years ended December 31, 2025, 2024 and 2023 was $18.0 million, $14.6 million and $6.9 million, respectively.
The Group used the Monte-Carlo model to estimate the fair value of PSUs granted during the years ended December 31, 2025, 2024 and 2023. If applicable, the Group would adjust the grant date fair value of PSUs for material non-public information existing at the grant date that could affect the fair value of PSUs, consistent with ASC 718 and the SEC staff guidance in SAB 120. The weighted average remaining contractual term of the unvested share-based awards was 1.0 years and 1.2 years as of December 31, 2025 and 2024, respectively. The compensation cost related to the unvested share-based awards not yet recognized was $12.0 million, $17.0 million and $15.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The table below separately sets forth the key assumptions used for valuing PSUs as well as share-based awards granted as of the dates indicated.

	December 31,
	2025	2024	2023
PSUs
Dividend yield (1)	N/A	0.8%	0.7%
Expected volatility	38.2%	25.4%	46.7%
Risk-free interest rate	4.1%	4.4%	3.7%
Expected term (years)	3.0	3.0	3.0
Share-based awards
Weighted average fair value per ordinary share ($)	13.86	14.34	6.89
Weighted average price per ordinary share ($)	14.03	15.05	7.19
1. Under the OICP, participants accrue dividends or dividend equivalents on their unvested share-based awards, which will be paid to them upon vesting of such share-based awards. As a result, the dividend yield assumption is not applicable under the OICP.
The expected volatility reflects the assumption that the historical volatility over a period similar to the life of PSUs is indicative of future trends, which may not necessarily be the actual outcome.
NQDC Plan
In 2021, the Group established the NQDC Plan, under which the non-employee directors and a specified group of employees can elect to defer a portion of their compensation until a future date. Participants may elect to defer base salary, bonuses, payments under the “phantom carry pools” program and share-based awards granted under the Company’s share-based compensation plans. The deferral period is a minimum of three years (five years following grant in the case of share-based awards granted under the Company’s share-based compensation plans), and deferral distributions may be elected to be received in a lump sum or in annual installments. During the deferral period, the participant elects for their deferral account to be notionally invested in various mutual funds or the Company’s ordinary shares. In addition, the Company may in its sole discretion make a matching contribution to the participant’s deferral account to the extent cash deferrals are notionally invested in the Company’s ordinary shares. The Company’s matching contribution is accounted for as share-based compensation and vests after a two-year service period. Distributions from the NQDC Plan will be made in accordance with the timing and form selected by the individual participant when the deferral is first elected. The NQDC Plan is administered and maintained by an independent third party.
On May 14, 2025, the Company’s shareholders approved and adopted an amendment to the NQDC Plan, which was unanimously approved and adopted by the Board of Directors on February 12, 2025, that provides that 6,600,000 ordinary shares are authorized for issuance under the NQDC Plan, subject to the other terms and conditions of the NQDC Plan. The Company may allocate (i) 5,000,000 ordinary shares to settle deferrals of cash compensation and (ii) 1,600,000 ordinary shares to settle the Company’s matching contribution.
For the years ended December 31, 2025, 2024 and 2023, the Group granted 496,328 matching contributions of notional shares at a weighted average grant date fair value of $13.66 per ordinary share, 127,193 matching contributions of notional shares at a weighted average grant date fair value of $15.13 per ordinary share and 77,281 matching contributions of notional shares at a weighted average grant date fair value of $13.14 per ordinary share, respectively. The weighted average remaining contractual term of matched notional shares under the NQDC Plan was 0.8 years and 0.6 years as of December 31, 2025 and 2024, respectively. The compensation cost related to matched notional shares under the NQDC Plan not yet recognized was $4.4 million, $1.5 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

From time to time, we may purchase mutual fund investments or the Company’s ordinary shares to minimize our exposure resulting from the elections of the participants in the NQDC Plan.
The outstanding deferred compensation liability to participants was $27.7 million and $24.4 million as of December 31, 2025 and 2024, respectively. The outstanding deferred compensation liability includes amounts notionally invested in the Company’s ordinary shares from both employee deferrals and matching contributions by the Company.
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
For the years ended December 31, 2025, 2024 and 2023, the Group purchased on the open market on the London Stock Exchange 29,227, 19,285 and 17,403, respectively of the Company’s ordinary shares to satisfy grants of awards under the NED Plan.
19. Earnings per ordinary share
Basic earnings per ordinary share is computed by dividing net income/(loss) attributable to Burford Capital Limited shareholders by the weighted average number of ordinary shares issued and outstanding during the period. Diluted earnings per ordinary share was computed using the treasury stock method which reflects the assumed conversion of all dilutive securities, including, when applicable, RSUs and PSUs. There were 146,040, 358,199 and 17,631 potential ordinary shares related to the Company’s share-based awards excluded from diluted weighted average ordinary shares for each of the years ended December 31, 2025, 2024 and 2023, respectively, as their inclusion would have had an anti-dilutive effect.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Years ended December 31,
($ in thousands, except share data)	2025	2024	2023
Net income/(loss) attributable to Burford Capital Limited shareholders	$62,572	$146,484	$610,522

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	$0.29	$0.67	$2.79
Diluted	$0.28	$0.66	$2.74

Weighted average ordinary shares outstanding:
Basic	219,145,611	219,231,837	218,865,816
Dilutive effect of share-based awards	5,432,995	3,999,835	4,149,074
Diluted	224,578,606	223,231,672	223,014,890

20. Financial commitments and contingent liabilities
The table below sets forth the maturity profile of the Group’s financial liabilities based on contractual undiscounted payments as of the date indicated.

	December 31, 2025
($ in thousands)	Leases	Debt payable	Debt interest payable	Other liabilities	Long-term incentive compensation payable	Financial liabilities relating to third-party interests in capital provision assets
2026	$2,976	$218,641	$160,617	$60,379	$—	$—
2027	2,926	—	149,688	3,225	—	—
2028	2,807	400,000	137,188	6,376	—	—
2029	1,631	—	124,688	5,447	—	—
2030	907	360,000	112,313	2,641	—	—
Thereafter	2,796	1,175,000	174,938	3,951	—	—
No contractual maturity date	—	—	—	84,165	228,366	858,491
Total undiscounted cash flows	14,043	2,153,641	859,432	166,184	228,366	858,491
Lease present value adjustment	(892)
Lease liabilities	13,151
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
The Group’s commitments are capped at a fixed amount in its financing agreements. In addition, as of December 31, 2025 and 2024, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated (assuming the GBP/USD exchange rate of $1.3491 and $1.2529 as of December 31, 2025 and 2024, respectively).

	December 31,
($ in thousands)	2025	2024
Definitive	$1,269,708	$962,808
Discretionary	793,533	1,032,433
Legal risk (definitive)	47,235	41,318
Total capital provision undrawn commitments	2,110,476	2,036,559
Leases
Leases consist primarily of the Group’s leased office space in (i) New York, New York, United States, (ii) Chicago, Illinois, United States, (iii) London, United Kingdom and (iv) Singapore, Singapore, which the Group has determined to be operating leases under US GAAP.

The table below sets forth the components of lease costs for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Operating lease cost	$2,874	$2,678	$2,729
Cash paid for amounts included in the measurement of operating lease liabilities	3,080	2,564	2,175
The table below sets forth right-of-use assets, lease liabilities, weighted average remaining lease term and weighted average discount rate for the operating leases as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Right-of-use assets	$11,288	$12,796
Operating lease liabilities	13,151	14,821
Weighted average remaining lease term (years)	5.9	6.7
Weighted average discount rate	6.6%	6.6%
The Group’s leases have remaining lease terms of up to approximately 7 years. None of these leases have options to extend. One of these leases has an option for early termination which, if exercised, would shorten the remaining lease term by up to 3 years. The Group does not currently intend to early terminate this lease.
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
As of the date of this 2025 Form 10-K, having considered the legal merits of any relevant proceedings, lawsuits or claims and having received relevant legal advice (including any legal advice from outside counsel), the Group considers there to be no material contingent liability in respect of any such proceedings, lawsuits or claims requiring disclosure in the Group’s consolidated financial statements. However, given the potentially large and/or indeterminate relief that may be sought and the inherent unpredictability of legal proceedings, lawsuits or claims, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Group’s business, financial condition, results of operations or liquidity in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
21. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s consolidated financial statements contained in this 2025 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.
The table below sets forth the fundings and proceeds from joint ventures and equity method investments for the periods indicated.

	Years ended December 31,
($ in thousands)	2025	2024	2023
Fundings of joint ventures and equity method investments	$14,458	$9,717	$9,285
Proceeds from joint ventures and equity method investments	5,925	7,164	16,141

22. Credit risk from financial instruments
The Group is exposed to credit risk in various asset structures that are set forth in note 2 (Summary of significant accounting policies) to the Group’s consolidated financial statements contained in this 2025 Form 10-K, most of which involve financing sums recoverable only out of successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, the Group could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, the Group may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. The Group’s credit risk is uncertain given that its entitlement pursuant to its assets is generally not established until a successful resolution of claims, and its potential credit risk is mitigated by the parties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. The Group is also exposed to credit risk in respect of the cash and cash equivalents and marketable securities. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities and mutual funds, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure represented by cash, cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in the consolidated statements of financial condition.
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $21.8 million and $17.1 million as of December 31, 2025 and 2024, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the years ended December 31, 2025, 2024 and 2023.
The Group is not exposed to concentration of credit risk from a particular region or customer.
23. Subsequent events
On January 15, 2026, Burford Capital Global Finance LLC, a wholly owned indirect subsidiary of the Company, issued $500.0 million aggregate principal amount of the 2034 Notes.
On January 30, 2026, Burford Capital PLC, a wholly owned indirect subsidiary of the Company, redeemed in full the 2026 Bonds, which resulted in a loss on early extinguishment of debt of $0.6 million.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of previously disclosed material weakness identified as of December 31, 2023
During the year ended December 31, 2023 and as disclosed in the annual report on Form 20-F for the year ended December 31, 2023 and the annual report on Form 10-K for the year ended December 31, 2024, our management identified a material weakness relating to a lack of available evidence to demonstrate the precision of management’s review of the controls to determine certain assumptions used in the measurement of the fair value of capital provision assets. Our management, in consultation with the Audit Committee, implemented a remediation plan to strengthen our internal control over financial reporting, which included the following measures:
•Adopted new policies relating to the precision of management’s review controls
•Implemented new procedures to retain documentary evidence of the operation of that review in accordance with the new policies
•Provided training and guidance to the control operators on the new policies and procedures to enhance the evidence of management's review
These remediation measures have been fully implemented as of December 31, 2025, and the operational effectiveness of our internal control over financial reporting with respect to these measures has been validated through testing. Based on these measures and the testing and evaluation of the effectiveness of our internal control over financial reporting, our management concluded that the material weakness has been remediated as of December 31, 2025.
Attestation report of independent registered public accounting firm
KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this 2025 Form 10-K, has issued its attestation report included in this 2025 Form 10-K on the effectiveness of our internal control over financial reporting.
Changes in internal control over financial reporting
Other than with respect to the remediated material weakness referenced above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
No “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended December 31, 2025.
The information required for insider trading policies and procedures (as defined by Item 408(b) of Regulation S-K) is incorporated herein by reference to the definitive proxy statement relating to the annual general meeting of shareholders to be held in 2026, which definitive proxy statement will be filed with the US Securities and Exchange Commission within 120 days of December 31, 2025 (the “2026 Proxy Statement”).

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 is incorporated herein by reference to the 2026 Proxy Statement.

Item 11. Executive compensation
The information required by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The table below sets forth information with respect to our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)
LTIP
RSUs	1,791,406	N/A
PSUs(3)	564,746	N/A
Total LTIP(4)	2,356,152	N/A	13,831,062

OICP
RSUs	957,278	N/A
PSUs(3)	68,219	N/A
Total OICP	1,025,497	N/A	15,474,503

NQDC Plan
Cash deferrals	2,158,273	N/A	4,884,149
Matching contributions	726,729	N/A	1,537,244
Deferred share-based awards(5)	1,289,462	N/A	—
Total NQDC plan	4,174,464	N/A	6,421,393

NED Plan	—	N/A	147,232
Equity compensation plans not approved by security holders	—	N/A	—
Total	7,556,113	N/A	35,874,190
1. None of the securities included in column (a) have an exercise price.
2. See note 18 (Share-based and deferred compensation) to our consolidated financial statements contained in this 2025 Form 10-K for information related to the LTIP, the OICP, the NQDC Plan and the NED Plan.

3. The number of PSUs included in column (a) assumes achievement of the applicable performance conditions.
4. No additional ordinary shares are granted under the LTIP following the approval of the OICP by shareholders at the annual general meeting held on May 14, 2025.
5. Share-based awards that vested under the LTIP or the OICP, as applicable, and were deferred under the NQDC Plan are counted against the remaining availability for future issuance in column (c) for the LTIP or the OICP, respectively.
The remaining information required by this Item 12 is incorporated herein by reference to the 2026 Proxy
Statement.

Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.

Item 14. Principal accounting fees and services
The information required by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

Part IV
Item 15. Exhibits and financial statement schedules
(a)(1) Financial statements
The consolidated financial statements are provided under Part II, Item 8. “Financial statements and supplementary data” of this 2025 Form 10-K.
(a)(2) Financial statement schedules
No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto provided under Part II, Item 8. “Financial statements and supplementary data” of this 2025 Form 10-K.
(a)(3) Exhibits
The information required by this Item is set forth below.

Exhibit No.	Description
3.1
Memorandum of Incorporation (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form 20-F of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 11, 2020 (the “Registration Statement”)).

3.2
Articles of Incorporation, adopted by special resolution dated August 20, 2024 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2024 of Burford Capital Limited (File No. 001-39511) as filed with the SEC on March 3, 2025 (the “2024 Form 10-K”)).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the 2024 Form 10-K).
4.2
Trust Deed, dated as of June 1, 2017, by and among Burford Capital PLC, as issuer, Burford Capital Limited, Burford Capital Finance LLC and Burford Capital Global Finance LLC, as guarantors, and U.S. Bank Trustees Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement).

4.3
Indenture, dated as of April 5, 2021, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (including as Exhibit A thereto the Form of 6.250% Senior Notes due 2028) (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on April 6, 2021).

4.4
Indenture, dated as of April 11, 2022, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (including as Exhibit A thereto the Form of 6.875% Senior Notes due 2030) (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on April 12, 2022).

4.5
Indenture, dated as of June 26, 2023, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (including as Exhibit A thereto the Form of 9.250% Senior Notes due 2031) (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on June 26, 2023).

4.6
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

4.7
Indenture, dated as of January 15, 2026, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (including as Exhibit A thereto the Form of 8.50% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on January 15, 2026).

10.1‡	Burford Capital 2016 Long Term Incentive Plan, as amended and renewed on May 13, 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement).

Exhibit No.	Description
10.2‡	Form of Burford Capital LLC Service-Based Restricted Share Unit Award Grant Letter and Certificate (incorporated by reference to Exhibit 10.2 to the 2024 Form 10-K).
10.3‡	Form of Burford Capital (UK) Limited Service-Based Restricted Share Unit Award Grant Letter and Certificate (incorporated by reference to Exhibit 10.3 to the 2024 Form 10-K).
10.4‡	Form of Service-Based and Performance-Based Restricted Share Unit Award Grant Letter and Certificate (incorporated by reference to Exhibit 10.4 to the 2024 Form 10-K).
10.5‡
Burford Capital Limited 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on May 15, 2025 (the “May 2025 Form 8-K”).

10.6‡	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the May 2025 Form 8-K).
10.7‡	Form of Performance-Based Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the May 2025 Form 8-K).
10.8‡	Burford Capital Deferred Compensation Plan, effective as of February 1, 2021 and as amended and restated as of November 26, 2024 (incorporated by reference to Exhibit 10.5 to the 2024 Form 10-K).
10.9‡	Amendment No. 1 to the Amended and Restated Burford Capital Deferred Compensation Plan, effective as of November 27, 2024 (incorporated by reference to Exhibit 10.6 to the 2024 Form 10-K).
10.10‡	Amendment No. 2 to the Amended and Restated Burford Capital Deferred Compensation Plan, effective as of February 12, 2025 (incorporated by reference to Exhibit 10.4 to the May 2025 Form 8-K).
10.11‡
Burford Capital Limited 2021 Non-Employee Directors’ Share Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Burford Capital Limited (File No. 333-259493) as filed with the SEC on September 13, 2021).

10.12‡	Form of Ordinary Share Award Agreement (incorporated by reference to Exhibit 10.8 to the 2024 Form 10-K).
10.13‡	Employment Agreement, effective as of January 1, 2024, by and between Burford Capital LLC and Christopher P. Bogart (incorporated by reference to Exhibit 10.9 to the 2024 Form 10-K).
10.14‡
Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Burford Capital LLC and Christopher P. Bogart (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on November 25, 2025).

10.15*‡	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Burford Capital LLC and Christopher P. Bogart.
10.16‡	Employment Agreement, effective as of January 1, 2024, by and between Burford Capital LLC and Jonathan T. Molot (incorporated by reference to Exhibit 10.10 to the 2024 Form 10-K).
10.17‡
Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Burford Capital LLC and Jonathan T. Molot (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on November 25, 2025).

10.18*‡	Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Burford Capital LLC and Jonathan T. Molot.
10.19‡	Offer Letter, dated August 22, 2022, by and between Burford Capital LLC and Jordan D. Licht (incorporated by reference to Exhibit 10.11 to the 2024 Form 10-K).
10.20‡	Employment Agreement, dated as of March 1, 2016, by and between Burford Capital LLC and Aviva O. Will (incorporated by reference to Exhibit 10.12 to the 2024 Form 10-K).
10.21‡	Agreement, effective as of January 1, 2020, by and between Burford Capital LLC and Elizabeth O’Connell (incorporated by reference to Exhibit 10.13 to the 2024 Form 10-K).
10.22*‡	Amendment to Agreement, effective as of January 1, 2026, by and between Burford Capital LLC and Elizabeth O’Connell.
10.23‡	Offer Letter, dated September 6, 2017, by and between Burford Capital LLC and Mark N. Klein (incorporated by reference to Exhibit 10.14 to the 2024 Form 10-K).
10.24‡	Offer Letter, dated April 23, 2018, by and between Burford Capital LLC and David M. Perla (incorporated by reference to Exhibit 10.15 to the 2024 Form 10-K).

Exhibit No.	Description
10.25‡
Contract of Employment, Statement of Working Practices and Formal Procedures, dated as of May 18, 2021, by and between Burford Capital Services Limited and Craig Arnott (incorporated by reference to Exhibit 10.16 to the 2024 Form 10-K).

10.26‡
Contract of Employment, Statement of Working Practices and Formal Procedures, dated as of July 22, 2024, by and between Burford Capital (UK) Limited and Travis D. Lenkner (incorporated by reference to Exhibit 10.17 to the 2024 Form 10-K).

10.27*‡†	Amended and Restated Agreement of Exempted Limited Partnership of Burford Capital 2025 LP, dated as of December 31, 2025.
10.28*‡†	Carried Interest Percentage Award Agreement, dated December 31, 2025, by and between Burford Capital 2025 LP and Christopher P. Bogart.
10.29*‡†	Carried Interest Percentage Award Agreement, dated December 31, 2025, by and between Burford Capital 2025 LP and Jonathan T. Molot.
10.30*‡†	Carried Interest Percentage Award Agreement, dated December 31, 2025, by and between Burford Capital 2025 LP and Elizabeth O’Connell.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the 2024 Form 10-K).
21.1*	Significant subsidiaries of Burford Capital Limited.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 20-F for the year ended December 31, 2023 of Burford Capital Limited (File No. 001-39511) as filed with the SEC on March 28, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
‡	Management contract or compensatory plan or arrangement in which executive officers or directors are eligible to participate.
†	Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule (or similar attachment) to the SEC upon request.
The agreements and other documents filed as exhibits to this 2025 Form 10-K are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BURFORD CAPITAL LIMITED

	By:	/s/ Jordan D. Licht
Name: Jordan D. Licht
Title: Principal Financial Officer

Dated: February 26, 2026

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher P. Bogart	Principal Executive Officer and Director	February 26, 2026
Christopher P. Bogart

/s/ Jordan D. Licht	Principal Financial Officer	February 26, 2026
Jordan D. Licht

/s/ Charles E. Utley	Principal Accounting Officer	February 26, 2026
Charles E. Utley

/s/ John Sievwright	Chair of the Board of Directors	February 26, 2026
John Sievwright

/s/ Christopher Halmy	Vice Chair of the Board of Directors	February 26, 2026
Christopher Halmy

/s/ Rukia Baruti Dames	Director	February 26, 2026
Rukia Baruti Dames

/s/ Pamela Corrie	Director	February 26, 2026
Pamela Corrie

/s/ Robert Gillespie	Director	February 26, 2026
Robert Gillespie