Form 10-Q
period 2026-03-31
Burford Capital Ltd
filed 2026-05-08
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 1, 2026, there were 219,069,315 ordinary shares, no par value (“ordinary shares”), outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
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

▪Failure by us to comply with the requirements of being a US domestic public company and the costs associated therewith
▪Certain risks relating to our incorporation in Guernsey
▪Other factors discussed under “Risk factors” in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”)
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements contained in this Form 10-Q, the 2025 Form 10-K and other periodic and current reports that we file with or furnish to the US Securities and Exchange Commission (the "SEC"). Many of these factors are beyond our ability to control or predict, and new factors emerge from time to time. Furthermore, we cannot assess the impact of each such factor on our business or the extent to which any factor or combination of factors may cause actual results and events to be materially different from those contained in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Certain additional terms used in this Form 10-Q are set forth below:
Advantage Fund
Burford Advantage Master Fund LP, a private fund focused on pre-settlement litigation strategies where litigation risk remains, but where the overall risk return profile is generally lower than assets financed directly by our balance sheet. Investors in the Advantage Fund include third parties as well as Burford’s balance sheet. Assets held by the Advantage Fund are recorded as capital provision assets.
Asset management
Includes our activities administering the private funds we manage for third-party investors.
Asset Management and Other Services segment
One of our two reportable segments. Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry.
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
Group-wide
A basis of presentation that refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets funded by third parties through our Asset Management and Other Services segment.
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
Principal Finance segment
One of our two reportable segments. Principal Finance segment includes the allocation of capital to legal finance assets from our balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by us.
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
Non-GAAP financial measures and KPIs
Non-GAAP financial measures relating to our business structure
US GAAP requires us to present financial statements that consolidate some of the limited partner interests in private funds we manage as well as assets held on our balance sheet where we have a partner or minority investor. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information. We refer to this presentation as “consolidated”, which refers to assets, liabilities and activities that include those third-party interests, partially owned subsidiaries and special purpose vehicles that we are required to consolidate under US GAAP. As of the date of this Form 10-Q, the major entities where there is also a third-party partner in, or owner of, those entities include BOF-C, the Advantage Fund, Colorado, the EP Funds and several other entities in which we hold investments where there is also a third-party partner in, or owner of, those entities.
Additionally, we believe it is useful to provide a view of Burford as a stand-alone business (i.e., eliminating the impact of these private funds) by furnishing information on a non-GAAP basis that eliminates the effect of this consolidation. We refer to this basis of presentation as “Burford-only”. Our segment reporting, which conveys the performance of our business across two reportable segments—Principal Finance and Asset Management and Other Services—is presented on a Burford-only basis. We refer to our segment reporting in the aggregate as “Total segments”. Disclosures labeled as “Total segments (Burford-only)” in this Form 10-Q are synonymous with similar disclosures labeled as “Burford-only” in prior reporting periods.
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

Accordingly, we believe that Burford-only and adjusted Burford-only financial measures provide valuable and useful information to investors to aid in understanding our performance in addition to our unaudited condensed consolidated financial statements prepared in accordance with US GAAP. These non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. See “Management's discussion and analysis of financial condition and results of operations—Reconciliations” for the reconciliations of these non-GAAP financial measures to our unaudited condensed consolidated financial statements prepared in accordance with US GAAP.
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
▪Portfolio
Portfolio is defined as the sum of the fair values of capital provision assets plus the undrawn commitments to capital provision assets.
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
Cash receipts are a non-GAAP financial measure and should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. The most directly comparable measure calculated in accordance with US GAAP is proceeds from capital provision assets as set forth in our unaudited condensed consolidated statements of cash flows. We believe that cash receipts are an important measure of our operating and financial performance and are useful to management and investors when assessing the performance of our Burford-only capital provision assets. See “Management's discussion and analysis of financial condition and results of operations—Reconciliations—Cash receipts reconciliations” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
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
Each of tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share is a non-GAAP financial measure and should not be considered in isolation from, as a substitute for, or superior to, financial measures calculated in accordance with US GAAP. The most directly comparable measure calculated in accordance with US GAAP is total Burford Capital Limited equity as set forth in our unaudited condensed consolidated statements of financial condition. We believe that tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share are important measures of our financial condition and are useful to management and investors when assessing capital adequacy and our ability to generate earnings on tangible equity invested by our shareholders. See “Management's discussion and analysis of financial condition and results of operations—Reconciliations—Tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share reconciliations” for reconciliations of tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share to total Burford Capital Limited equity, the most comparable measure calculated in accordance with US GAAP.

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share data)	2026	2025
Revenues
Capital provision income/(loss)	$(2,498,765)	$131,516
Plus/(Less): Third-party interests in capital provision assets	771,895	(20,796)
Asset management income/(loss)	284	1,538
Marketable securities income/(loss) and interest	6,412	6,787
Other income/(loss)	(200)	(186)
Total revenues	(1,720,374)	118,859

Operating expenses
Compensation and benefits
Salaries and benefits	13,164	12,395
Annual incentive compensation	5,423	4,245
Share-based and deferred compensation	(5,225)	2,799
Long-term incentive compensation including accruals	(129,694)	6,875
General, administrative and other	8,588	10,210
Case-related expenditures ineligible for inclusion in asset cost	(42,352)	4,577
Total operating expenses	(150,096)	41,101

Operating income/(loss)	(1,570,278)	77,758

Other expenses
Finance costs	49,642	33,880
Foreign currency transactions (gains)/losses and other expenses	15,644	(600)
Total other expenses	65,286	33,280

Income/(loss) before income taxes	(1,635,564)	44,478

Provision for/(benefit from) income taxes	(2,417)	7,568
Net income/(loss)	(1,633,147)	36,910

Net income/(loss) attributable to non-controlling interests	(1,078)	5,981
Net income/(loss) attributable to Burford Capital Limited shareholders	(1,632,069)	30,929

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	($7.46)	$0.14
Diluted	($7.46)	$0.14

Weighted average ordinary shares outstanding
Basic	218,837,412	219,299,857
Diluted	218,837,412	223,102,344
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2026	2025
Net income/(loss)	$(1,633,147)	$36,910
Other comprehensive income/(loss)
Foreign currency translation adjustment	12,099	(4,029)
Comprehensive income/(loss)	(1,621,048)	32,881

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	(1,078)	5,981
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	(1,619,970)	26,900
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026	December 31, 2025
($ in thousands, except share data)	(unaudited)
Assets
Cash and cash equivalents	$702,576	$566,437
Marketable securities	52,104	89,486
Other assets	77,823	73,743
Due from settlement of capital provision assets	180,041	164,804
Capital provision assets	3,120,499	5,609,949
Goodwill	134,000	134,020
Deferred tax asset	2,550	2,733
Total assets	4,269,593	6,641,172

Liabilities
Debt interest payable	55,009	60,033
Other liabilities	81,487	191,606
Long-term incentive compensation payable	85,291	228,366
Debt payable	2,401,757	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	87,698	858,491
Deferred tax liability	44,711	47,117
Total liabilities	2,755,953	3,513,442

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 221,314,262 ordinary shares issued and 219,069,315 ordinary shares outstanding as of March 31, 2026 and 220,667,387 ordinary shares issued and 218,897,440 ordinary shares outstanding as of December 31, 2025	621,251	615,453
Additional paid-in capital	54,516	56,787
Accumulated other comprehensive income/(loss)	11,900	(199)
Treasury shares; 2,244,947 ordinary shares at $12.71 cost as of March 31, 2026 and 1,769,947 ordinary shares at $14.06 cost as of December 31, 2025	(28,532)	(24,879)
Retained earnings	168,791	1,800,860
Total Burford Capital Limited equity	827,926	2,448,022
Non-controlling interests	685,714	679,708
Total shareholders' equity	1,513,640	3,127,730
Total liabilities and shareholders' equity	4,269,593	6,641,172
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income/(loss)	$(1,633,147)	$36,910

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Capital provision (income)/loss	2,498,765	(131,516)
(Income)/loss on marketable securities	(124)	(2,268)
Other (income)/loss	200	186
Share-based and deferred compensation	(5,225)	3,353
Deferred tax (benefit)/expense	(2,275)	6,272
Other	38,566	1,240
Changes in operating assets and liabilities:
Proceeds from capital provision assets	86,349	371,054
Deployments to capital provision assets	(139,947)	(216,476)
Net proceeds from/(funding of) marketable securities	38,912	(2,243)
Proceeds from/(payments of) other income	868	(332)
(Increase)/decrease in other assets	(2,610)	(6,105)
Increase/(decrease) in other liabilities	(246,172)	61,818
Net increase/(decrease) on financial liability to third-party investment	(770,793)	33,277
Net cash provided by/(used in) operating activities	(136,633)	155,170

Cash flows from investing activities:
Acquisitions of equity method and other investments	(2,862)	—
Purchases of property and equipment	(41)	(24)
Net cash provided by/(used in) investing activities	(2,903)	(24)

Cash flows from financing activities:
Debt issuance, including original issue premium	500,000	—
Debt issuance costs	(9,278)	—
Debt extinguishment	(218,137)	(6,682)
Acquisition of ordinary shares held in treasury	(3,653)	(15,310)
Third-party net capital contribution/(distribution)	7,084	(117,178)
Net cash provided by/(used in) financing activities	276,016	(139,170)

Net increase/(decrease) in cash and cash equivalents	136,480	15,976
Cash and cash equivalents at beginning of period	566,437	469,930
Effect of exchange rate changes on cash and cash equivalents	(341)	733
Cash and cash equivalents at end of period	702,576	486,639
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Three months ended March 31,
($ in thousands)	2026	2025
Cash received from interest and dividend income	$6,387	$4,763
Cash paid for debt interest	(52,183)	(1,914)
Cash received from income tax refund	11	—
Cash paid for income taxes	(888)	(427)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Three months ended March 31, 2026
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,667,387	(1,769,947)	$615,453	$(24,879)	$56,787	$1,800,860	$(199)	$2,448,022	$679,708	$3,127,730
Net income/(loss)	—	—	—	—	—	(1,632,069)	—	(1,632,069)	(1,078)	(1,633,147)
Foreign currency translation adjustment	—	—	—	—	—	—	12,099	12,099	—	12,099
Issuance of new ordinary shares to satisfy vested share-based awards	646,875	—	5,798	—	(5,798)	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	(475,000)	—	(3,653)	—	—	—	(3,653)	—	(3,653)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,917)	—	—	(2,917)	—	(2,917)
Share-based and deferred compensation	—	—	—	—	6,444	—	—	6,444	—	6,444
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	7,084	7,084
End of period	221,314,262	(2,244,947)	621,251	(28,532)	54,516	168,791	11,900	827,926	685,714	1,513,640

	Three months ended March 31, 2025
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	30,929	—	30,929	5,981	36,910
Foreign currency translation adjustment	—	—	—	—	—	—	(4,029)	(4,029)	—	(4,029)
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Share-based and deferred compensation	—	—	—	—	3,353	—	—	3,353	—	3,353
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(117,178)	(117,178)
End of period	220,091,851	(1,769,947)	610,037	(24,879)	45,762	1,797,364	6,091	2,434,375	726,206	3,160,581
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
Burford Capital Limited (the “Company”) and its consolidated subsidiaries (collectively with the Company, the “Group”) provide legal finance products and services and are engaged in the asset management business.
The Company was incorporated as a company limited by shares under the Companies (Guernsey) Law, 2008, as amended, on September 11, 2009. The Company has a single class of ordinary shares, which commenced trading on AIM, a market operated by the London Stock Exchange, in October 2009 and on the New York Stock Exchange in October 2020, in each case, under the symbol “BUR”. The Company’s subsidiary has issued unregistered senior notes in private placement transactions pursuant to Rule 144A and Regulation S under the US Securities Act of 1933, as amended (the “Securities Act”).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes thereto as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the 2025 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
Use of estimates
The preparation of the Group’s unaudited condensed consolidated financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, in each case, as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, among others, the valuation of capital provision assets (which requires the use of Level 3 valuation inputs) and other financial instruments, the measurement of deferred tax balances (including valuation allowances) and the accounting for goodwill. Actual results could differ from those estimates, and such differences could be material.
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
The most significant judgments relate to the assessment of the Group’s exposure or rights to variable returns in Burford Opportunity Fund C LP (“BOF-C”), Burford Advantage Master Fund LP (the “Advantage Fund”), Colorado Investments Limited (“Colorado”) and Eton Park Fund LP, Eton Park Overseas Fund Limited and Eton Park Master Fund Limited (collectively, the "EP Funds"). The Group has assessed that its economic interest in the income generated from BOF-C and its investment as a limited partner in the Advantage Fund, coupled with its power over the relevant activities as the fund manager, require the consolidation of BOF-C and the Advantage Fund in the unaudited condensed consolidated financial statements. Similarly, the Group has assessed that its shareholding in Colorado and investment in the EP Funds, coupled with its power over the relevant activities of those entities through contractual agreements, require the consolidation of Colorado and the EP Funds in the unaudited condensed consolidated financial statements.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Capital provision assets are fair valued using an income approach. The income approach estimates fair value based on estimated, risk-adjusted future cash flows, using a discount rate to reflect the funding risk of deploying capital for financing capital provision assets. The income approach requires management to make a series of assumptions, such as discount rate, the timing and amount of both expected cash inflows and additional financings and a risk-adjustment factor reflecting the uncertainty inherent in the cash flows primarily driven by litigation risk, which changes as a result of observable litigation events. These assumptions are considered unobservable Level 3 inputs that reflect the Company’s own assumptions about the inputs that a market participant would use.
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
Capital provision assets are recorded at initial fair value, which is equivalent to the initial transaction price for a given capital provision asset, based on an assessment that it is an arm’s-length transaction between independent third parties and an orderly transaction between market participants. Using the cash flow forecast and a discount rate, an appropriate risk-adjustment factor is calculated to be applied to the forecast cash inflows to calibrate the valuation model to the initial transaction price. Each reporting period, the cash flow forecast is updated based on the best available information on damages or settlement estimates, and it is determined whether there has been an objective event in the underlying litigation process that would change the litigation risk and thus the risk-adjustment factor associated with the capital provision asset. The risk-adjustment factor as adjusted for any objective events in the underlying litigation process is referred to as the adjusted risk premium. For example, assume the risk premium at inception is calculated to be 65%, which is held constant until there is a milestone event. Assuming there is a favorable trial court ruling one year later for which the applicable milestone factor is 50%, then the risk premium would be adjusted to 32.5%, effectively releasing 50% of the original 65% risk premium haircut that was applied. Conversely, assuming there is a negative event one year later for which the applicable milestone factor is (50%), then the risk premium would be adjusted to 82.5%, effectively closing the gap between the original risk premium of 65% and 100% by 50%. These objective events could include, among others:
▪A significant positive ruling or other objective event prior to any trial court judgment
▪A favorable trial court judgment
▪A favorable judgment on the first appeal
▪The exhaustion of as-of-right appeals
▪In arbitration cases, where there are limited opportunities for appeal, issuance of a tribunal award
▪An objective negative event at various stages in the litigation process
Each reporting period, the updated risk-adjusted cash flow forecast is discounted at the then current discount rate to measure fair value. See note 11 (Fair value of assets and liabilities) to our unaudited condensed consolidated financial statements for additional information.
In a small number of instances, the Group has the benefit of a secondary sale of a portion of an asset or liability. When this occurs, the market evidence is factored into the valuation process to maximize the use of relevant observable inputs. Secondary sales are evaluated for relevance, including whether such transactions

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
are orderly, and weight is attributed to the market price accordingly, which may include calibrating the valuation model to observed market price.
Goodwill
Goodwill arises as a result of the acquisition of subsidiaries and represents the excess of the purchase consideration over the fair value of the Group’s share of the assets acquired and the liabilities assumed on the acquisition date. After initial recognition, goodwill is measured at cost less any accumulated impairment losses. For the purposes of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units. During the three months ended March 31, 2026, the Group considered the decline in the price of its ordinary shares as a potential indicator of impairment. The Group performed a qualitative assessment in accordance with ASC 350 and concluded that it is not more likely than not that the fair value of its reporting units is less than their carrying amounts. Accordingly, no impairment charge was recognized for the period.
Recently issued or adopted accounting pronouncements
There have been no recently issued or adopted accounting pronouncements since our disclosures in the 2025 Form 10-K that had or are expected to have a material impact on the condensed consolidated financial statements.
3. Income taxes
The Company has received an exemption from corporate income tax in Guernsey under the Income Tax (Exempt Bodies) (Guernsey) Ordinance, 1989, as amended, for the year ending December 31, 2026. This tax exemption must be reapplied for with the Guernsey taxing authorities on an annual basis.
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
The Group’s effective tax rate was 0.1% and 17% for the three months ended March 31, 2026 and 2025, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
Gross deferred tax assets	95,208	91,096
Gross deferred tax liabilities	(73,710)	(82,700)
Valuation allowance	(63,659)	(52,780)
Net deferred tax liabilities	(42,161)	(44,384)
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
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for the three months ended March 31, 2026 or for any prior tax year that currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, update its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this Form 10-Q, the Group is subject to audit in New York for the tax years ended December 31, 2024, 2023 and 2022. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and thereafter.
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
The CODM assesses the performance of the operating segments based on segment income/(loss) before income taxes, which consists of the significant measures of the reportable segments’ financial performance that includes segment revenues, consisting of capital provision income/(loss) plus/(less) third-party interests in capital provision assets, asset management income/(loss), marketable securities income/(loss) and interest and other income/(loss), less segment operating expenses, consisting of compensation and benefits, general, administrative and other expenses and case-related expenditures ineligible for inclusion in asset cost. The CODM uses this metric to assess operating segment performance for the purposes of making operating decisions and assessing financial performance, which informs the CODM’s allocation of resources. The Group excludes the proportional operating results that are attributable to third-party limited partners in its private funds, partners and minority investors, as the CODM does not consider them for the purposes of making decisions to allocate resources among operating segments or to assess operating segment performance. Although these amounts are excluded from segment income/(loss) before income taxes, they are included in reported consolidated income/(loss) before income taxes and are included in the reconciliation that follows.
The Group’s computation of segment income/(loss) before income taxes may not be comparable to similarly titled measures computed by other companies because all companies do not calculate segment income/(loss) before income taxes in the same fashion.
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
The Group has two operating segments that are also its reportable segments and provide legal finance products and services to the Group’s clients: (i) Principal Finance and (ii) Asset Management and Other Services. The Principal Finance segment allocates capital to legal finance assets from the Company’s balance sheet, primarily as capital provision assets, and in limited scope through interests in private funds managed by the Company. The Asset Management and Other Services segment manages legal finance assets on behalf

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of third-party investors through private funds and provides other services to the legal industry, for both of which it receives fees.
The tables below set forth certain information with respect to the Group’s unaudited condensed consolidated statements of operations by reportable segment for the periods indicated.

	Three months ended March 31, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$(1,669,083)	$—	$(1,669,083)	$(829,682)	$(2,498,765)
Plus/(Less): Third-party interests in capital provision assets	—	—	—	771,895	771,895
Asset management income/(loss)	—	5,282	5,282	(4,998)	284
Marketable securities income/(loss) and interest	6,318	—	6,318	94	6,412
Other income/(loss)	—	(200)	(200)	—	(200)
Total revenues	(1,662,765)	5,082	(1,657,683)	(62,691)	(1,720,374)

Compensation and benefits	(123,009)	6,677	(116,332)	—	(116,332)
General, administrative and other	6,835	1,728	8,563	25	8,588
Case-related expenditures ineligible for inclusion in asset cost	19,290	—	19,290	(61,642)	(42,352)
Operating expenses	(96,884)	8,405	(88,479)	(61,617)	(150,096)

Other expenses
Finance costs	49,642	—	49,642	—	49,642
Foreign currency transactions (gains)/losses and other expenses	16,183	(543)	15,640	4	15,644
Total other expenses	65,825	(543)	65,282	4	65,286

Income/(loss) before income taxes	(1,631,706)	(2,780)	(1,634,486)	(1,078)	(1,635,564)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$90,950	$—	$90,950	$40,566	$131,516
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(20,796)	(20,796)
Asset management income/(loss)	—	13,837	13,837	(12,299)	1,538
Marketable securities income/(loss) and interest	6,700	—	6,700	87	6,787
Other income/(loss)	—	(186)	(186)	—	(186)
Total revenues	97,650	13,651	111,301	7,558	118,859

Compensation and benefits	21,062	5,252	26,314	—	26,314
General, administrative and other	8,312	1,808	10,120	90	10,210
Case-related expenditures ineligible for inclusion in asset cost	3,089	—	3,089	1,488	4,577
Operating expenses	32,463	7,060	39,523	1,578	41,101

Other expenses
Finance costs	33,880	—	33,880	—	33,880
Foreign currency transactions (gains)/losses and other expenses	(599)	—	(599)	(1)	(600)
Total other expenses	33,281	—	33,281	(1)	33,280

Income/(loss) before income taxes	31,906	6,591	38,497	5,981	44,478
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

	March 31, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$723,941	$16,325	$740,266	$14,414	$754,680
Other assets	$29,659	$171,007	$200,666	$(122,843)	$77,823
Due from settlement of capital provision assets	$180,041	$—	$180,041	$—	$180,041
Capital provision assets	$2,229,982	$—	$2,229,982	$890,517	$3,120,499
Total assets	$3,275,173	$212,332	$3,487,505	$782,088	$4,269,593
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
The Group’s largest individual asset was its interest in the proceeds of claims brought by the Petersen and Eton Park entities against the Republic of Argentina and YPF S.A. On September 15, 2023, judgment was entered in favor of the plaintiffs resulting in a substantial increase in the balance sheet fair value of the YPF-related assets, and that value increased further in the year ended December 31, 2024 when the court ordered the turnover of certain YPF S.A.’s shares to plaintiffs. However, on March 27, 2026, that judgment was reversed on appeal (the “YPF Judgment Reversal”) and, as a result, the balance sheet fair value of the YPF-related assets has been significantly reduced.
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended March 31,
($ in thousands)	2026	2025
Beginning of period	$5,609,949	$5,243,917
Transfers(1)	(23,043)	—
Deployments	139,947	216,476
Realizations	(101,309)	(288,848)
Income/(loss) for the period(2)	(2,499,250)	125,568
Foreign exchange gains/(losses)	(5,795)	7,908
End of period	3,120,499	5,305,021

Deployed cost, end of period	2,543,047	2,268,825
Unrealized fair value, end of period	577,452	3,036,196
Total capital provision assets	3,120,499	5,305,021
1. Relates to certain costs previously included within capital provision assets that did not meet the applicable criteria for inclusion in the fair value of those assets. These amounts have been expensed in the three months ended March 31, 2026 within “Case-related expenditures ineligible for inclusion in asset cost”. The impact of this matter was not material to the three months ended March 31, 2026 or any of the prior periods.

2. Includes a capital provision loss of $2.4 billion for the three months ended March 31, 2026 related to the YPF Judgment Reversal.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Net realized gains/(losses)	$32,170	$67,619
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(2,531,420)	57,949
Income/(loss) on capital provision assets	(2,499,250)	125,568
Foreign exchange gains/(losses)	(3,333)	5,410
Net income/(loss) from due from settlement of capital provision assets	570	652
Other income/(loss)	3,248	(114)
Total capital provision income/(loss) as reported in the unaudited condensed consolidated statements of operations	(2,498,765)	131,516
Exchange differences arising from capital provision assets denominated in a currency other than the functional currency of the entity in which such capital provision assets are held are recognized in capital provision income/(loss) in the unaudited condensed consolidated statements of operations. All other foreign exchange translation differences arising from capital provision assets held by non-US dollar functional currency entities are recognized in other comprehensive income/(loss) in the unaudited condensed consolidated statements of comprehensive income. The currency of the primary economic environment in which an entity of the Group operates is referred to as the “functional currency” of the Group’s entity.
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

	Three months ended March 31,
($ in thousands)	2026	2025
Beginning of period	$164,804	$183,858
Transfer of realizations from capital provision assets	101,309	288,848
Net income/(loss)	570	652
Proceeds from capital provision assets	(86,349)	(371,054)
Foreign exchange gains/(losses)	(293)	344
End of period	180,041	102,648

Current assets	170,770	89,774
Non-current assets	9,271	12,874
Total due from settlement of capital provision assets	180,041	102,648

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Management fee income	$284	$1,538
Performance fee income	—	—
Total asset management income(1)	284	1,538
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended March 31,
($ in thousands)	2026	2025
Beginning of period	$228,366	$217,552
Long-term incentive compensation including accruals(1)	(129,694)	6,875
Cash paid	(13,104)	(27,701)
Foreign exchange gains/(losses)	(277)	567
End of period	85,291	197,293
1. Includes the reversal of a $124.8 million incentive compensation accrual for the three months ended March 31, 2026, related to the YPF Judgment Reversal.
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
General expenses payable	$39,905	$75,664
Insurance liabilities	18,463	23,713
Lease liabilities	12,521	13,151
Audit fees payable	1,959	1,484
Tax payable	—	648
Payable for capital provision assets	210	2,346
Contingent fees(1)	8,429	74,600
Total other liabilities	81,487	191,606
1. Includes the reversal of a $66.2 million case-related expenditure ineligible for inclusion in asset cost for the three months ended March 31, 2026, related to the YPF Judgment Reversal.
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3491 as of December 31, 2025. There were no debt securities denominated in pound sterling as of March 31, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	March 31, 2026	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Burford Capital PLC
5.000% Bonds due December 1, 2026(2)	$—	$—	$218,325	$—	$217,417

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$397,465	$397,155	$378,396	$398,188
6.875% Senior Notes due April 15, 2030	$360,000	$354,624	$354,291	$317,891	$353,693
9.250% Senior Notes due July 1, 2031	$675,000	$668,395	$668,080	$609,518	$696,722
7.500% Senior Notes due July 15, 2033	$500,000	$490,310	$489,978	$417,960	$480,970
8.50% Senior Notes due January 15, 2034(3)	$500,000	$490,963	$—	$428,430	$—
Total debt	$2,435,000	$2,401,757	$2,127,829	$2,152,195	$2,146,990
1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% bonds due 2026 (the “2026 Bonds”), which were redeemed in full on January 30, 2026, resulting in a loss on early extinguishment of debt of $0.6 million. As a result, as of March 31, 2026, the Company no longer had any outstanding debt securities with maintenance-based financial covenants, and all of the Company’s remaining outstanding debt securities contain only incurrence-based covenants.

3. On January 15, 2026, Burford Capital Global Finance LLC issued $500.0 million aggregate principal amount of the 2034 Notes (as defined below). See “—Issuance of 2034 Notes” for additional information with respect to the issuance of the 2034 Notes.

The table below sets forth the maturities of the Group’s outstanding debt securities and debt interest payable as of the date indicated.

	March 31, 2026
($ in thousands)	Debt payable	Debt interest payable
2026	$—	$120,969
2027	—	192,188
2028	400,000	179,688
2029	—	167,188
2030	360,000	154,813
Thereafter	1,675,000	323,688
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
5.000% Bonds due 2026	$—	$316
6.250% Senior Notes due 2028	2,535	2,845
6.875% Senior Notes due 2030	3,997	4,245
9.250% Senior Notes due 2031	9,950	10,424
7.500% Senior Notes due 2033	9,690	10,022
8.50% Senior Notes due 2034	9,037	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Debt interest expense(1)	$47,795	$32,772
Debt issuance costs incurred as finance costs	1,847	1,108
Total finance costs	49,642	33,880
1. Includes (gains)/losses on debt extinguishment of $0.6 million and $0.03 million for the three months ended March 31, 2026 and 2025, respectively.
Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the issuer that are fully and unconditionally guaranteed by the Company. As of March 31, 2026, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
The Company is required to provide certain information pursuant to the indentures governing the 6.250% Senior Notes due 2028 (the “2028 Notes”), the 6.875% Senior Notes due 2030 (the “2030 Notes”), the 9.250% Senior Notes due 2031 (the “2031 Notes”), the 7.500% Senior Notes due 2033 (the “2033 Notes”) and the 8.50% Senior Notes due 2034 (the “2034 Notes”). The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) the Company and its Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) the Company’s Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable).

($ in thousands)	March 31, 2026	December 31, 2025
Company and its Restricted Subsidiaries
Total assets	$3,562,832	$5,941,410
Third-party indebtedness	2,401,757	2,127,829

Unrestricted Subsidiaries
Total assets	706,761	699,762
Third-party indebtedness	—	—

	Three months ended March 31,
($ in thousands)	2026	2025
Company and its Restricted Subsidiaries
Total revenues	$(1,721,297)	$110,791

Unrestricted Subsidiaries
Total revenues	923	8,068
Issuance of 2034 Notes
On January 15, 2026, Burford Capital Global Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500.0 million aggregate principal amount of the 2034 Notes. The 2034 Notes bear interest at a rate of 8.50% per annum, with interest on the 2034 Notes payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2026. The 2034 Notes are scheduled to mature on January 15, 2034. The net proceeds from the offering of the 2034 Notes were used for the redemption in full of the 2026 Bonds issued by Burford Capital PLC and the remainder is intended to be used for general corporate purposes, including the potential repayment or retirement of other existing indebtedness.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The 2034 Notes were issued under an indenture by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. The 2034 Notes (i) are senior unsecured obligations of the Issuer, (ii) rank equal in right of payment with all existing and future unsecured indebtedness of the Issuer that is not expressly subordinated in right of payment to the 2034 Notes and are senior in right of payment to all existing and future indebtedness of the Issuer expressly subordinated in right of payment to the 2034 Notes and (iii) are fully and unconditionally guaranteed on a senior and unsecured basis by the Company. In the future, each restricted subsidiary of the Company (other than the Issuer) that (i) incurs or guarantees any indebtedness under the other notes of the Issuer and certain “Securitization Entities” and “Specified Permitted Services Entities” that were outstanding as of January 15, 2026 or (ii) guarantees other indebtedness for borrowed money of the Issuer or the Company in an aggregate principal amount in excess of $20.0 million will be required to guarantee the 2034 Notes.
The Issuer may redeem all or part of the 2034 Notes on or after January 15, 2029 at the redemption prices set forth in the indenture governing the 2034 Notes, plus accrued and unpaid interest. The Issuer may redeem all or part of the 2034 Notes at any time before January 15, 2029 at a redemption price equal to 100% of the aggregate principal amount of the 2034 Notes redeemed, plus a make-whole premium and accrued and unpaid interest. In addition, prior to January 15, 2029, the Issuer may, at its option, redeem up to 40% of the aggregate principal amount of the 2034 Notes originally issued (calculated after giving effect to any issuance of additional 2034 Notes) with the proceeds of certain equity offerings at the redemption price set forth in the indenture governing the 2034 Notes, provided that at least 50% of the aggregate principal amount of the 2034 Notes originally issued (calculated after giving effect to any issuance of additional 2034 Notes) remains outstanding. Furthermore, the Issuer will be required to make an offer to repurchase all the outstanding 2034 Notes upon the occurrence of certain events constituting a Change of Control Triggering Event (as defined in the indenture governing the 2034 Notes) at a price equal to 101% of the principal amount of the 2034 Notes repurchased, plus accrued and unpaid interest. If the Issuer sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the 2034 Notes, the Issuer may be required to use some or all of such proceeds to offer to purchase the 2034 Notes (ratably with any other senior indebtedness with similar requirements) at 100% of the principal amount of the 2034 Notes repurchased (or, in the case of other senior indebtedness, at the price required thereby, but not to exceed 100% of the principal amount thereof), plus accrued and unpaid interest.
The indenture governing the 2034 Notes contains certain customary covenants, including restrictions on the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) pay cash dividends or make other cash distributions in respect of, or repurchase or redeem, capital stock or make other restricted payments (including restricted investments), (iii) create or incur certain liens, (iv) merge or consolidate with another company or sell all or substantially all of their assets and (v) enter into transactions with affiliates, in each case, subject to certain exceptions and qualifications set forth in the indenture governing the 2034 Notes. The indenture governing the 2034 Notes and the 2034 Notes are governed by the laws of the State of New York.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$752,077	$752,077
Portfolio	—	—	1,336,333	1,336,333
Portfolio with equity risk	—	—	31,788	31,788
Legal risk management	—	—	5,927	5,927
Non-derivative financial assets
Joint ventures and equity method investments	—	—	204,964	204,964
Single case with equity risk	2,728	—	—	2,728
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,799	—	678,522	681,321
Core legal finance (EP Funds)	—	—	38,357	38,357
Lower risk legal finance (Advantage Fund)	—	—	67,004	67,004
Total capital provision assets	5,527	—	3,114,972	3,120,499

Due from settlement of capital provision assets	—	—	180,041	180,041
Marketable securities
Government securities	—	—	—	—
Corporate bonds	—	30,797	—	30,797
Asset-backed securities	—	7,184	—	7,184
Mutual funds	7,815	—	—	7,815
Certificates of deposit	6,308	—	—	6,308
Total assets	19,650	37,981	3,295,013	3,352,644

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	87,698	87,698
Total liabilities	—	—	87,698	87,698
Net total	19,650	37,981	3,207,315	3,264,946

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$819,515	$819,515
Portfolio	—	—	3,383,317	3,383,317
Portfolio with equity risk	—	—	38,524	38,524
Legal risk management	—	—	5,737	5,737
Non-derivative financial assets
Joint ventures and equity method investments	—	—	189,488	189,488
Single case with equity risk	2,811	—	—	2,811
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,846	—	650,616	653,462
Core legal finance (EP Funds)	—	—	451,407	451,407
Lower risk legal finance (Advantage Fund)	—	—	65,688	65,688
Total capital provision assets	5,657	—	5,604,292	5,609,949

Due from settlement of capital provision assets	—	—	164,804	164,804
Marketable securities
Government securities	—	58,333	—	58,333
Corporate bonds	—	15,861	—	15,861
Asset-backed securities	—	1,177	—	1,177
Mutual funds	7,828	—	—	7,828
Certificates of deposit	6,287	—	—	6,287
Total assets	19,772	75,371	5,769,096	5,864,239

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	858,491	858,491
Total liabilities	—	—	858,491	858,491
Net total	19,772	75,371	4,910,605	5,005,748
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Movements in Level 3 fair value assets and liabilities
The tables below set forth the analysis of the movements in the Level 3 financial assets and liabilities for the periods indicated.

	Three months ended March 31, 2026
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$819,515	$—	$(11,940)	$20,925	$(38,032)	$(36,072)	$(2,319)	$752,077
Portfolio	3,383,317	—	(6,580)	83,006	(57,167)	(2,065,278)	(965)	1,336,333
Portfolio with equity risk	38,524	—	—	89	—	(6,825)	—	31,788
Legal risk management	5,737	—	—	—	—	317	(127)	5,927
Joint ventures and equity method investments	189,488	—	—	7,621	(556)	10,701	(2,290)	204,964
Core legal finance (BOF-C)	650,616	—	(4,523)	27,903	(3,878)	8,404	—	678,522
Core legal finance (EP Funds)	451,407	—	—	403	—	(413,453)	—	38,357
Lower risk legal finance (Advantage Fund)	65,688	—	—	—	(1,636)	2,952	—	67,004
Total capital provision assets	5,604,292	—	(23,043)	139,947	(101,269)	(2,499,254)	(5,701)	3,114,972
Due from settlement of capital provision assets	164,804	—	—	101,309	(86,349)	570	(293)	180,041
Total Level 3 assets	5,769,096	—	(23,043)	241,256	(187,618)	(2,498,684)	(5,994)	3,295,013

Financial liabilities relating to third-party interests in capital provision assets	858,491	—	1,174	—	(59)	(771,895)	(13)	87,698
Total Level 3 liabilities	858,491	—	1,174	—	(59)	(771,895)	(13)	87,698

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$62,060	$(97,636)	$23,240	$2,733	$756,442
Portfolio	3,053,800	—	—	27,969	(49,548)	65,763	1,864	3,099,848
Portfolio with equity risk	65,041	—	—	89	—	9,092	—	74,222
Legal risk management	6,442	—	—	—	—	477	278	7,197
Joint ventures and equity method investments	154,220	—	—	—	(585)	1,142	2,658	157,435
Core legal finance (BOF-C)	705,315	—	—	10,550	(53,592)	16,804	24	679,101
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	8,429	—	410,204
Lower risk legal finance (Advantage Fund)	189,288	—	—	507	(85,709)	3,964	—	108,050
Total capital provision assets	5,226,625	—	—	216,476	(287,070)	128,911	7,557	5,292,499
Due from settlement of capital provision assets	183,858	—	—	288,848	(371,054)	652	344	102,648
Total Level 3 assets	5,410,483	—	—	505,324	(658,124)	129,563	7,901	5,395,147

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,479	—	20,796	2	780,330
Total Level 3 liabilities	747,053	—	—	12,479	—	20,796	2	780,330
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities during the three months ended March 31, 2025. See note 2 (Summary of significant accounting policies) for additional information. Prior to consolidation, the Group had a “Single case” capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to the “Core legal finance (EP Funds)”. Deployments to “Core legal finance (EP Funds)” includes approximately $80.0 million of other additions, which are offset by other third-party liabilities assumed on consolidation.

All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	March 31, 2026
Type:
Single case, Portfolio, Legal risk management, Joint ventures and equity method investments, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				5.2%	8.0%	6.6%
Duration(2) (years)				0.2	14.0	3.6
Adjusted risk premium				0.0%	100.0%	47.8%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$154,570	$108,235	$262,805	5.0%	40.0%	25.9%
Trial court judgment or tribunal award	77,178	98,925	176,103	25.0%	60.0%	54.2%
Appeal judgment	63,041	69,683	132,724	67.4%	80.0%	69.1%
Asset freeze	2,441	865	3,306	4.4%	4.4%	4.4%
Exhaustion of as-of-right appeals	5,000	7,363	12,363	80.0%	80.0%	80.0%
Exhaustion of all appeals	79,627	62,474	142,101	100.0%	100.0%	100.0%
Settlement	9,639	(2,482)	7,157	40.0%	100.0%	99.3%
Portfolios with multiple factors	614,359	389,877	1,004,236	1.2%	100.0%	24.2%
Other	340	(170)	170	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	86,171	(59,016)	27,155	(40.0)%	(60.0)%	(49.9)%
Trial court judgment or tribunal award	41,858	(25,558)	16,300	(10.0)%	(60.0)%	(57.4)%
Appeal judgment	10,852	(12,034)	(1,182)	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	53,127	(36,055)	17,072	(10.0)%	(80.0)%	(30.1)%
No case milestone:	1,106,571	(76,445)	1,030,126
YPF-related assets:	121,361	(28,813)	92,548
	2,426,135	496,849	2,922,984

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	58,374	8,629	67,003	11.8%	20.7%	14.7%
Duration(2) (years)				0.5	2.5	1.2

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,724	6,563	37,287	16.5%	16.5%	16.5%
Resolution timing (years)				0.5	2.5	1.2
Conversion ratio				0.5	0.5	0.5

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	179,926	115	180,041	6.5%	6.5%	6.5%
Collection risk				—%	—%	—%

Level 3 assets and liabilities, net	2,695,159	512,156	3,207,315
1. Includes the proportional participation in these capital provision assets held by BOF-C.
2. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) for additional information with respect to the valuation methodology for Level 3 assets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	December 31, 2025
Type:
Single case, Portfolio, Legal risk management, Joint ventures and equity method investments, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				4.6%	7.5%	6.1%
Duration(2) (years)				0.2	13.0	2.8
Adjusted risk premium				0.0%	100.0%	31.1%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$162,058	$114,685	$276,743	5.0%	40.0%	24.9%
Trial court judgment or tribunal award	83,550	94,354	177,904	25.0%	60.0%	54.1%
Appeal judgment	62,916	77,731	140,647	68.6%	80.0%	70.0%
Asset freeze	2,441	830	3,271	4.4%	4.4%	4.4%
Exhaustion of as-of-right appeals	5,000	7,350	12,350	80.0%	80.0%	80.0%
Exhaustion of all appeals	79,320	119,559	198,879	100.0%	100.0%	100.0%
Settlement	420	1,379	1,799	40.0%	80.0%	78.1%
Portfolios with multiple factors	641,286	384,916	1,026,202	0.5%	100.0%	21.3%
Other	332	(168)	164	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	76,582	(53,750)	22,832	(40.0)%	(60.0)%	(49.9)%
Trial court judgment or tribunal award	46,376	(28,340)	18,036	(10.0)%	(60.0)%	(56.6)%
Appeal judgment	14,164	(16,992)	(2,828)	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	48,542	(29,953)	18,589	(10.0)%	(80.0)%	(31.2)%
No case milestone:	1,029,323	21,655	1,050,978
YPF-related assets:	117,577	1,571,781	1,689,358
	2,369,887	2,265,037	4,634,924

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	58,790	6,898	65,688	11.4%	20.3%	14.3%
Duration(2) (years)				0.7	2.5	1.3

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(2)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,723	14,466	45,189	12.8%	12.8%	12.8%
Resolution timing (years)				0.8	2.8	1.5
Conversion ratio				0.5	0.5	0.5

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	160,444	4,360	164,804	6.2%	6.2%	6.2%
Collection risk				0.0%	0.0%	0.0%

Level 3 assets and liabilities, net	2,619,844	2,290,761	4,910,605
1. Includes the proportional participation in these capital provision assets held by BOF-C.
2. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) for additional information with respect to the valuation methodology for Level 3 assets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $320.7 million and $491.1 million as of March 31, 2026 and December 31, 2025, respectively.
In addition, as of March 31, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	March 31, 2026	December 31, 2025
+100 bps interest rates	$(118,840)	$(166,466)
+50 bps interest rates	(59,868)	(83,662)
-50 bps interest rates	63,806	87,423
-100 bps interest rates	128,689	175,812
Furthermore, as of March 31, 2026 and December 31, 2025, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	March 31, 2026	December 31, 2025
+12 months duration(1)	$(249,670)	$(422,303)
+6 months duration(1)	(123,865)	(229,491)
-6 months duration(1)	128,937	199,038
-12 months duration(1)	264,167	383,172
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) for additional information with respect to the valuation methodology for Level 3 assets.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Variable interest entities
Consolidated VIEs
Pursuant to US GAAP consolidation guidance, the Group consolidates certain VIEs for which it is considered the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. See note 2 (Summary of significant accounting policies) to the Group’s consolidated financial statements contained in the 2025 Form 10-K for additional information with respect to the Group’s consolidation.
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
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of March 31, 2026 and December 31, 2025, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
Total assets	$972,699	$3,930,646
Total liabilities	36,123	408,776
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Total revenues	$(2,657,741)	$36,628

Cash flows
Proceeds	5,517	140,255
(Funding)	(42,197)	(11,590)

Cash balance as of end of period	20,367	24,145
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
On-balance sheet exposure	$35,429	$36,329
Off-balance sheet exposure - undrawn commitments	22,650	23,366
Maximum exposure to loss	58,079	59,695

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Shareholders’ equity
Share repurchases
At the annual general meeting held on May 14, 2025, the Company’s shareholders approved a resolution for the purchase of up to 21,942,190 ordinary shares of the Company on the open market, which authority is set to expire the earlier of (i) the close of the Company’s annual general meeting to be held in 2026 and (ii) August 13, 2026. As of March 31, 2026, there were 21,437,963 ordinary shares available for open market repurchases under this authorization.
Dividends
On February 25, 2026, the Board of Directors declared, subject to shareholder approval at the annual general meeting to be held on May 13, 2026, a final dividend of 6.25¢ per ordinary share to be paid on June 12, 2026 to shareholders of record on May 22, 2026. There were no dividend payments during the three months ended March 31, 2026.
14. Earnings per ordinary share
Basic earnings/(loss) per ordinary share is calculated by dividing net income/(loss) attributable to Burford Capital Limited shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings/(loss) per ordinary share is calculated using the treasury stock method, which reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares.
For the three months ended March 31, 2026, the Group reported a net loss and, accordingly, all potentially dilutive ordinary shares were anti-dilutive. As a result, diluted loss per share is equal to basic loss per share. Potential ordinary shares of 6,950,913 related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.
For the three months ended March 31, 2025, potential ordinary shares of 291,763 related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.

The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended March 31,
($ in thousands, except share data)	2026	2025
Net income/(loss) attributable to Burford Capital Limited shareholders	$(1,632,069)	$30,929

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	($7.46)	$0.14
Diluted	($7.46)	$0.14

Weighted average ordinary shares outstanding:
Basic	218,837,412	219,299,857
Dilutive effect of share-based awards and awards under the NQDC Plan	—	3,802,487
Diluted	218,837,412	223,102,344
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Group’s commitments are generally capped at a fixed amount in its financing agreements. In addition, as of March 31, 2026 and December 31, 2025, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025
Definitive	$1,264,107	$1,269,708
Discretionary	768,372	793,533
Legal risk (definitive)	46,474	47,235
Total capital provision undrawn commitments	2,078,953	2,110,476
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
16. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s audited consolidated financial statements contained in the 2025 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.
The table below sets forth the fundings of, and proceeds from, joint ventures and equity method investments for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Fundings of joint ventures and equity method investments	$3,910	$674
Proceeds from joint ventures and equity method investments	1,194	816

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Credit risk from financial instruments
The Group is exposed to credit risk in various asset structures that are set forth in note 2 (Summary of significant accounting policies), most of which involve financing sums recoverable only from successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, the Group could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, the Group may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. The Group’s credit risk is uncertain given that its entitlement pursuant to its assets is generally not established until a successful resolution of claims, and its potential credit risk is mitigated by the parties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. The Group is also exposed to credit risk relating to cash and cash equivalents and marketable securities. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure for cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is as presented in the unaudited condensed consolidated statements of financial condition.
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $25.9 million and $21.8 million as of March 31, 2026 and December 31, 2025, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three months ended March 31, 2026 and 2025.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
There have been no events since March 31, 2026 to the date of this Form 10-Q that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations is intended to convey management’s perspective with respect to our operating and financial performance for the three months ended March 31, 2026 and 2025. It should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this Form 10-Q and the audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
The following discussion and analysis also contains a discussion of certain unaudited non-GAAP financial measures and KPIs that are used by management to monitor our financial condition and results of operations. These non-GAAP financial measures and KPIs are supplemental and should not be considered in isolation from, as substitutes for, or superior to, our consolidated financial condition or results of operations as reported under US GAAP. See “Non-GAAP financial measures and KPIs” and “—Reconciliations” for additional information with respect to non-GAAP financial measures and KPIs and the applicable reconciliations.
In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in this Form 10-Q and the 2025 Form 10-K.
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
YPF-related assets
Our largest individual asset was our interest in the proceeds of claims brought by the Petersen and Eton Park entities against the Republic of Argentina and YPF S.A. that have been the subject of extensive disclosure in prior reports. On September 15, 2023, judgment was entered in favor of the plaintiffs resulting in a substantial increase in the balance sheet fair value of the YPF-related assets, and that value increased further in the year ended December 31, 2024 when the court ordered the turnover of certain YPF S.A.’s shares to plaintiffs. However, on March 27, 2026, that judgment was reversed on appeal (the “YPF Judgment Reversal”) and, as a result, the balance sheet fair value of the YPF-related assets has been significantly reduced. Further proceedings with respect to the YPF-related assets are ongoing in the US courts and the plaintiffs are also likely to pursue relief through international arbitration proceedings.
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
During the three months ended March 31, 2026, military action in the Middle East, geopolitical tensions and ongoing disruption to global trade drove significant volatility in global financial markets. We do not expect this volatility to have a significant impact on the performance of our legal finance portfolio or our financial results. More generally, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, although it is usual for this to occur with a lag.
See “Risk factors—Risks relating to our business and industry—We are subject to credit risk relating to our various legal finance assets that could adversely affect our business, financial condition, results of operations and/or liquidity” and “Risk factors—Risks relating to our business and industry—Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity” in the 2025 Form 10-K.
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, courts have continued to work through the case backlog caused by the Covid-19 pandemic and, during the three months ended March 31, 2026, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics, and we saw impact from that in our financial results for the year ended December 31, 2025 as extensions of expected duration reduced the fair value of certain assets. In some cases, we are protected on duration risk, because some of our assets have time-based terms that increase our absolute returns as time passes. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.
See “Risk factors—Risks relating to our business and industry—Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity” in the 2025 Form 10-K.
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

Other items
There were no material developments with respect to, or changes from, our disclosure in the 2025 Form 10-K relating to the international sanctions on Russian businesses and individuals.
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 and our unaudited condensed consolidated financial condition as of March 31, 2026 and December 31, 2025, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2026 refer to the three months ended March 31, 2026, and any references to 2025 refer to the three months ended March 31, 2025.
Unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Total revenues	$(1,720,374)	$118,859	$(1,839,233)	NM
Total operating expenses	(150,096)	41,101	(191,197)	NM
Operating income/(loss)	(1,570,278)	77,758	(1,648,036)	NM

Total other expenses	65,286	33,280	32,006	96%
Income/(loss) before income taxes	(1,635,564)	44,478	(1,680,042)	NM

Provision for/(benefit from) income taxes	(2,417)	7,568	(9,985)	NM
Net income/(loss)	(1,633,147)	36,910	(1,670,057)	NM

Net income/(loss) attributable to non-controlling interests	(1,078)	5,981	(7,059)	NM
Net income/(loss) attributable to Burford Capital Limited shareholders	(1,632,069)	30,929	(1,662,998)	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues decreased for the three months ended March 31, 2026, partially offset by a decrease in total operating expenses. The decrease in both total revenues and total operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.7 billion and (ii) with respect to total operating expenses, a decrease in long-term incentive compensation including accruals of $124.8 million and a decrease in case-related expenditures ineligible for inclusion in asset cost of $66.2 million. In addition, total revenues decreased, mainly due to a decrease in capital provision income, arising mostly from lower fair value adjustments, and total operating expenses decreased, mainly due to decreases in fair value driven compensation-related accruals, partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost. The net result was $1.6 billion in net loss attributable to Burford Capital Limited shareholders for the three months ended March 31, 2026, as compared to net income of $30.9 million for the three months ended March 31, 2025.

Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Capital provision income/(loss)	$(2,498,765)	$131,516	$(2,630,281)	NM
Plus/(Less): Third-party interests in capital provision assets	771,895	(20,796)	792,691	NM
Asset management income/(loss)	284	1,538	(1,254)	(82)%
Marketable securities income/(loss) and interest	6,412	6,787	(375)	(6)%
Other income/(loss)	(200)	(186)	(14)	8%
Total revenues	(1,720,374)	118,859	(1,839,233)	NM
Capital provision income/(loss)
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$32,170	$67,619	$(35,449)	(52)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(2,531,420)	57,949	(2,589,369)	NM
Foreign exchange gains/(losses)	(3,333)	5,410	(8,743)	NM
Other	3,818	538	3,280	610%
Total capital provision income/(loss)	(2,498,765)	131,516	(2,630,281)	NM
For the three months ended March 31, 2026, net realized gains were $32.2 million, comprising $49.2 million of gross realized gains, offset by gross realized losses of $17.0 million. For the three months ended March 31, 2025, net realized gains were $67.6 million, comprising $84.0 million of gross realized gains, offset by gross realized losses of $16.4 million. The decrease in net realized gains was due to fewer assets concluding in 2026 as compared to 2025, a variability which is characteristic of our business. Overall, net realized gains resulted from $101.3 million in realizations for the three months ended March 31, 2026 as compared to $288.8 million in realizations for the three months ended March 31, 2025, in light of the absence of a single large realization in the current period.
Fair value adjustments during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), were affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and their transfer to realized gains/(losses) and actual performance of matters as they pass through milestones. All of those factors contributed to the net reduction in fair value of $2.5 billion for the three months ended March 31, 2026, of which $2.4 billion was attributable to the YPF-related assets, primarily due to the impact of the YPF Judgment Reversal.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2025, applying those same rates to the portfolio as of March 31, 2026, fair value would have been approximately $49.6 million higher than as reported. The weighted average discount rate across the portfolio increased to 6.6% as of March 31, 2026 from 6.1% as of December 31, 2025, and interest sensitivities of the portfolio to assumed basis point changes in interest rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was up at 47.8% as of March 31, 2026 from 31.1% as of December 31, 2025. Contributing to the higher risk premium during the period was the addition of newly acquired or originated capital provision assets (as capital provision assets generally have higher risk premiums at their outset) and the negative milestone for the YPF-related assets.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets reduced capital provision loss by $0.8 billion for the three months ended March 31, 2026 as compared to a reduction of $20.8 million to capital provision income for the three months ended March 31, 2025, of which $0.8 billion was for the YPF-related assets for the three months ended March 31, 2026.

Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Salaries and benefits	$13,164	$12,395	$769	6%
Annual incentive compensation	5,423	4,245	1,178	28%
Share-based and deferred compensation	(5,225)	2,799	(8,024)	NM
Long-term incentive compensation including accruals	(129,694)	6,875	(136,569)	NM
Total compensation and benefits	(116,332)	26,314	(142,646)	NM
General, administrative and other	8,588	10,210	(1,622)	(16)%
Case-related expenditures ineligible for inclusion in asset cost	(42,352)	4,577	(46,929)	NM
Total operating expenses	(150,096)	41,101	(191,197)	NM
Total operating expenses decreased to a credit of $150.1 million for the three months ended March 31, 2026, primarily due to lower fair value driven compensation-related accruals and lower case-related expenditures ineligible for inclusion in asset cost.
Fair value driven compensation-related accruals decreased, primarily due to a $124.8 million credit to long-term incentive compensation including accruals as a result of the YPF Judgment Reversal.
Case-related expenditures ineligible for inclusion in asset cost decreased, primarily due to a $66.2 million credit as a result of the YPF Judgment Reversal, partially offset by an increase in other costs as described further below.
These expenditures include costs associated with ongoing capital provision assets that are not eligible for inclusion in the fair value of those assets and are therefore expensed as incurred. Examples of the incurrence of such expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. As of March 31, 2026, we have deployed a cumulative $28.8 million of such costs in respect of capital provision assets that remain ongoing. The total expense for the three months ended March 31, 2026 was a credit of $42.7 million primarily as a result of the $66.2 million credit associated with the YPF Judgment Reversal related to accrued contingent fee arrangements associated with the EP Funds. The main offset to this credit is an increase in this line item in 2026 of $23.0 million relating to the correction of certain costs that had been previously included within capital provision assets but that did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods. Compared to 2025, there was $4.3 million of such expenditures. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
Case-related expenditures ineligible for inclusion in asset cost also include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $0.3 million and $0.3 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended March 31, 2026 and 2025, respectively.
Other expenses
The table below sets forth the components of our total other expenses for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Finance costs	49,642	33,880	15,762	47%
Foreign currency transactions (gains)/losses and other expenses	15,644	(600)	16,244	NM
Total other expenses	65,286	33,280	32,006	96%
Finance costs
Finance costs increased 47% for the three months ended March 31, 2026, primarily due to higher interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate outstanding principal amount of the 6.125%

bonds due 2025 in August 2025 and the early redemption of the aggregate outstanding principal amount of the 2026 Bonds in January 2026.
Foreign currency transactions (gains)/losses and other expenses
Foreign currency transactions (gains)/losses and other expenses were losses of $15.6 million for the three months ended March 31, 2026. The period-over-period change was primarily driven by the realization, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Provision for/(benefit from) income taxes	$(2,417)	$7,568	$(9,985)	NM
Benefit from income taxes was $2.4 million for the three months ended March 31, 2026, as compared to provision for income taxes of $7.6 million for the three months ended March 31, 2025. The period-over-period change was primarily due to a reduction in overall taxable income for 2026. Cash taxes paid were $0.9 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Net income/(loss) attributable to non-controlling interests:	$(1,078)	$5,981	$(7,059)	NM
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
Net income/(loss) attributable to non-controlling interests decreased for the three months ended March 31, 2026, reflecting non-controlling interests’ share of the decrease in capital provision income period-over-period. See “Capital provision income/(loss)” above for additional information with respect to the period-over-period change in the different components of capital provision income.
Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Cash and cash equivalents	$702,576	$566,437	$136,139	24%
Marketable securities	52,104	89,486	(37,382)	(42)%
Other assets	77,823	73,743	4,080	6%
Due from settlement of capital provision assets	180,041	164,804	15,237	9%
Capital provision assets	3,120,499	5,609,949	(2,489,450)	(44)%
Cash and cash equivalents and marketable securities
Cash and cash equivalents increased 24% and marketable securities decreased 42%, in each case, as of March 31, 2026. The net increase in cash and cash equivalents and marketable securities primarily reflects the issuance of the 2034 Notes, the proceeds received from capital provision assets and the impact from third-party net capital contributions, partially offset by (i) the redemption of the 2026 Bonds and (ii) the funding of capital provision assets.
Other assets
Other assets increased 6% as of March 31, 2026, primarily due to the acquisitions of equity method and other investments and from higher receivables.
Due from settlement of capital provision assets
Due from settlement of capital provision assets increased 9% as of March 31, 2026, primarily due to the relative level of new realizations, offset by the collection of receivables, during the three months ended March 31, 2026. Of the $164.8 million of due from settlement of capital provision assets receivables outstanding as of December 31, 2025, 39% was collected in cash during 2026.
Capital provision assets
Capital provision assets decreased 44% as of March 31, 2026, primarily due to the YPF Judgment Reversal and the impact of realizations, partially offset by continued deployments into capital provision assets.
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

	March 31, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$3,120,499	$(890,517)	$2,229,982	$5,609,949	$(1,697,755)	$3,912,194
Deployed cost	2,543,047	(674,940)	1,868,107	2,498,463	(640,630)	1,857,833
Deployed cost on YPF-related assets	197,348	(75,987)	121,361	193,564	(75,987)	117,577
Deployed cost on non-YPF-related assets	2,345,699	(598,953)	1,746,746	2,304,899	(564,643)	1,740,256
Unrealized gains/(losses)	577,452	(215,577)	361,875	3,111,486	(1,057,125)	2,054,361
Unrealized gains/(losses) on YPF-related assets	(47,235)	18,422	(28,813)	2,390,155	(818,374)	1,571,781
Unrealized gains/(losses) on non-YPF-related assets	624,687	(233,999)	390,688	721,331	(238,751)	482,580
On a consolidated basis, the aggregate fair value of our capital provision assets was $3.1 billion, the aggregate deployed cost was $2.5 billion and the aggregate unrealized gains were $0.6 billion, in each case, as of March 31, 2026. The increase of $44.6 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025—Revenues” above for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $2.2 billion, the aggregate deployed cost was $1.9 billion and the aggregate unrealized gains were $0.4 billion, in each case, as of March 31, 2026. The increase of $10.3 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets is based on the same methodology that we use to value all our other capital provision assets. On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $150.1 million as of March 31, 2026. Our cost basis increased $3.8 million to $197.3 million and the unrealized gains decreased $2.4 billion to an unrealized loss of $47.2 million, during 2026. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $92.5 million as of March 31, 2026. Our cost basis increased $3.8 million to $121.4 million and the unrealized gains decreased $1.6 billion to an unrealized loss of $28.8 million, during 2026. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
Given the much-reduced value of the YPF-related assets, we no longer intend to provide YPF-specific financial information unless the YPF-related assets again become individually financially significant, nor will we continue to provide financial information about our business on an ex-YPF basis other than as needed to understand historical financial information.
Undrawn commitments
Undrawn commitments are unfunded commitments, which are attributable to our capital provision asset portfolio and can be divided into two categories: definitive and discretionary.
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
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Definitive	$1,264,107	$1,269,708	$(5,601)	—%
Discretionary	768,372	793,533	(25,161)	(3)%
Legal risk (definitive)	46,474	47,235	(761)	(2)%
Total capital provision undrawn commitments	2,078,953	2,110,476	(31,523)	(1)%
As of March 31, 2026 and December 31, 2025, approximately 63% of our legal finance undrawn commitments related to definitive commitments and approximately 37% related to discretionary commitments.
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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry, for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of March 31, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.
Unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended March 31, 2026
Total revenues	$(1,662,765)	$5,082	$(1,657,683)	$(62,691)	$(1,720,374)
Total operating expenses	(96,884)	8,405	(88,479)	(61,617)	(150,096)
Total other expenses	65,825	(543)	65,282	4	65,286
Income/(loss) before income taxes	(1,631,706)	(2,780)	(1,634,486)	(1,078)	(1,635,564)

Three months ended March 31, 2025
Total revenues	97,650	13,651	111,301	7,558	118,859
Total operating expenses	32,463	7,060	39,523	1,578	41,101
Total other expenses	33,281	—	33,281	(1)	33,280
Income/(loss) before income taxes	31,906	6,591	38,497	5,981	44,478

Change
Total revenues	(1,760,415)	(8,569)	(1,768,984)	(70,249)	(1,839,233)
Total operating expenses	(129,347)	1,345	(128,002)	(63,195)	(191,197)
Total other expenses	32,544	(543)	32,001	5	32,006
Income/(loss) before income taxes	(1,663,612)	(9,371)	(1,672,983)	(7,059)	(1,680,042)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total revenues and total operating expenses decreased, both primarily due to the YPF Judgment Reversal, which was the main driver of the decrease in income/(loss) before income taxes for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 on both consolidated and total segments (Burford-only) bases. In addition, on both consolidated and total segments (Burford-only) bases, total revenues decreased, mainly due to a decrease in capital provision income, arising mostly from lower fair value adjustments, and total operating expenses decreased, mainly due to lower fair value driven compensation-related accruals, partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost.
Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.

Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
March 31, 2026
Cash and cash equivalents and marketable securities	$723,941	$16,325	$740,266	$14,414	$754,680
Other assets	$29,659	$171,007	$200,666	$(122,843)	$77,823
Due from settlement of capital provision assets	$180,041	$—	$180,041	$—	$180,041
Capital provision assets	$2,229,982	$—	$2,229,982	$890,517	$3,120,499
Total assets	$3,275,173	$212,332	$3,487,505	$782,088	$4,269,593

December 31, 2025
Cash and cash equivalents and marketable securities	$599,011	$21,666	$620,677	$35,246	$655,923
Other assets	$24,348	$167,309	$191,657	$(117,914)	$73,743
Due from settlement of capital provision assets	$164,804	$—	$164,804	$—	$164,804
Capital provision assets	$3,912,194	$—	$3,912,194	$1,697,755	$5,609,949
Total assets	$4,811,081	$215,004	$5,026,085	$1,615,087	$6,641,172

Change
Cash and cash equivalents and marketable securities	$124,930	$(5,341)	$119,589	$(20,832)	$98,757
Other assets	$5,311	$3,698	$9,009	$(4,929)	$4,080
Due from settlement of capital provision assets	$15,237	$—	$15,237	$—	$15,237
Capital provision assets	$(1,682,212)	$—	$(1,682,212)	$(807,238)	$(2,489,450)
Total assets	$(1,535,908)	$(2,672)	$(1,538,580)	$(832,999)	$(2,371,579)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
As of March 31, 2026, total assets decreased $2.4 billion on a consolidated basis and decreased $1.5 billion on a total segments (Burford-only) basis. In each case, the decrease in total assets was mainly attributable to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025” above for additional information on the components of our unaudited condensed consolidated statements of financial condition. Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets funded by third parties through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$2,229,982	$3,912,194	$(1,682,212)	(43)%
Undrawn commitments	1,764,315	1,783,320	(19,005)	(1)%
Total portfolio value - Principal Finance segment	3,994,297	5,695,514	(1,701,217)	(30)%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,010,967	1,151,341	(140,374)	(12)%
Undrawn commitments	396,761	410,339	(13,578)	(3)%
Total	1,407,728	1,561,680	(153,952)	(10)%

Post-settlement
Fair value	200,201	200,206	(5)	—%
Undrawn commitments	19,586	20,005	(419)	(2)%
Total	219,787	220,211	(424)	—%

Total portfolio value - Asset Management and Other Services segment	1,627,515	1,781,891	(154,376)	(9)%

Capital provision assets - group-wide portfolio
Fair value	3,441,150	5,263,741	(1,822,591)	(35)%
Undrawn commitments	2,180,662	2,213,664	(33,002)	(1)%
Total group-wide portfolio	5,621,812	7,477,405	(1,855,593)	(24.8)%
Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.
Group-wide new definitive commitments
New definitive commitments serve as one indicator of new business activity and reflect new contractual financing agreements, which are inflows to the portfolio or transfers of existing discretionary commitments. Discretionary commitments, which are also included in undrawn commitments as a component of the portfolio, are not included within new definitive commitments. When referring to new definitive commitments for our combined business segments, we use the term “group-wide”, as opposed to total segments (Burford-only) which we use for our financial results, due to the third-party nature of the capital in our asset management business. The table below sets forth the components of our group-wide new definitive commitments of capital provision assets by segment for periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Principal Finance segment (Burford-only)	$132,533	$158,500	$(25,967)	(16)%
Asset Management and Other Services segment (funded by third parties)	20,215	41,533	(21,318)	(51)%
Group-wide new definitive commitments	152,748	200,033	(47,285)	(24)%
Group-wide new definitive commitments decreased 24% for the three months ended March 31, 2026, primarily as a result of a lower number of large new definitive commitments originated during 2026.

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
Unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Capital provision income/(loss)	$(1,669,083)	$90,950	$(1,760,033)	NM
Marketable securities income/(loss) and interest	6,318	6,700	(382)	(6)%
Total revenues	(1,662,765)	97,650	(1,760,415)	NM

Compensation and benefits	(123,009)	21,062	(144,071)	NM
General, administrative and other	6,835	8,312	(1,477)	(18)%
Case-related expenditures ineligible for inclusion in asset cost	19,290	3,089	16,201	524%
Total operating expenses	(96,884)	32,463	(129,347)	NM

Finance costs	49,642	33,880	15,762	47%
Foreign currency transactions (gains)/losses and other expenses	16,183	(599)	16,782	NM
Total other expenses	65,825	33,281	32,544	98%

Income/(loss) before income taxes	(1,631,706)	31,906	(1,663,612)	NM
Total revenues decreased for the three months ended March 31, 2026, partially offset by a decrease in operating expenses. The decrease in both total revenues and operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.6 billion and (ii) with respect to operating expenses, a decrease in long-term incentive compensation including accruals of $124.8 million.
In addition, total revenues decreased, mainly due to a decrease in capital provision income, arising mostly from lower fair value adjustments, and total operating expenses decreased, mainly due to a decrease in fair value driven compensation-related accruals, mainly related to lower capital provision income in 2026 as compared to 2025. The decrease in total operating expenses was partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost. Case-related expenditures ineligible for inclusion in asset cost include costs associated with ongoing capital provision assets that are not eligible for inclusion in the fair value of those assets and are therefore expensed as incurred. As of March 31, 2026, the Company has recognized a cumulative $23.8 million of such costs in respect of capital provision assets that remain ongoing. The increase in this line item in 2026 is mainly related to $17.8 million arising from the correction in 2026 of certain costs that had been previously included within capital provision assets but which did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods.
Total other expenses increased 98% for the three months ended March 31, 2026, primarily due to higher interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026,

partially offset by the repayment at scheduled maturity of the aggregate principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the 2026 Bonds in January 2026. In addition, the increase in other expenses was also primarily driven by the realization, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.
As a result of the factors described above, income/(loss) before income taxes decreased for the three months ended March 31, 2026.
Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$28,394	$34,584	$(6,190)	(18)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(1,698,073)	50,765	(1,748,838)	NM
Foreign exchange gains/(losses)	(3,222)	5,063	(8,285)	NM
Other	3,818	538	3,280	610%
Total capital provision income	(1,669,083)	90,950	(1,760,033)	NM
Realized gains
Net realized gains on capital provision assets decreased 18% for the three months ended March 31, 2026, which were comprised of $39.9 million in gross realized gains, offset by $11.5 million in gross realized losses. For the three months ended March 31, 2025, net realized gains on capital provision assets were comprised of $46.4 million in gross realized gains, offset by $11.8 million in gross realized losses. The decrease in net realized gains was in large part due to lower case realizations relating to the Advantage Fund given the fund is in wind down during the three months ended March 31, 2026. As a percentage of average capital provision assets at cost during the three months ended March 31, 2026, gross realized losses represented 2.5% (annualized) as compared to 3.1% for the year ended December 31, 2025.
Net change in unrealized gains
Net change in unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains, on capital provision assets decreased for the three months ended March 31, 2026, with the YPF Judgment Reversal having the largest impact from an individual matter during the period.
See “—Unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025—Revenues—Capital provision income/(loss)” above for additional information with respect to the period-over-period change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$723,941	$599,011	$124,930	21%
Due from settlement of capital provision assets	180,041	164,804	15,237	9%
Capital provision assets	2,229,982	3,912,194	(1,682,212)	(43)%
Total assets	3,275,173	4,811,081	(1,535,908)	(32)%
Total assets decreased 32% as of March 31, 2026, primarily due to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025” above for additional information.

Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Capital provision assets
Fair value	$2,229,982	$3,912,194	$(1,682,212)	(43)%
Undrawn commitments	1,764,315	1,783,320	(19,005)	(1)%
Total portfolio	3,994,297	5,695,514	(1,701,217)	(30)%
Total portfolio decreased 30% as of March 31, 2026, driven by decreases in fair value of capital provision assets, primarily resulting from the YPF Judgment Reversal. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of March 31, 2026.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Deployments	$113,149	$125,818	$(12,669)	(10)%
Realizations	95,779	162,905	(67,126)	(41)%
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

Adjusted Burford-only	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Deployments	$107,684	$129,911	$(22,227)	(17)%
Realizations	97,137	163,148	(66,011)	(40)%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments decreased by 10% and 17%, respectively, for the three months ended March 31, 2026. The decrease in deployments for both the Principal Finance segment and the adjusted Burford-only basis was largely due to the absence in 2026 of the $38.0 million that was deployed in 2025 associated with the restructuring of the Eton Park liquidation.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of March 31, 2026, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund. As of December 31, 2025, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund.
Total realizations decreased by 41% for the Principal Finance segment and by 40% for the adjusted Burford-only basis for the three months ended March 31, 2026. The decrease in realizations was largely due to a single asset that generated $93.8 million in 2025 for both the Principal Finance segment and the adjusted Burford-only basis, that did not recur in 2026.

Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment by type as of the dates indicated.

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of December 31, 2024	$773,673	$817,865	$41,318	$1,632,856
New commitments originated during the period	102,809	—	—	102,809
New commitments transferred during the period	55,691	(55,691)	—	—
Cancelled or retired	(7,165)	(78,053)	—	(85,218)
Deployments	(125,818)	—	—	(125,818)
FX and other	(5,475)	8,300	1,651	4,475
Balance as of March 31, 2025	793,714	692,421	42,969	1,529,104

Balance as of December 31, 2025	1,108,059	628,026	47,235	1,783,320
New commitments originated during the period	109,865	5,150	—	115,015
New commitments transferred during the period	22,668	(22,929)	261	—
Cancelled or retired	(7,711)	(5,000)	—	(12,711)
Deployments	(113,899)	—	—	(113,899)
FX and other	(9,500)	3,112	(1,022)	(7,410)
Balance as of March 31, 2026	1,109,482	608,359	46,474	1,764,315
As of March 31, 2026, undrawn commitments increased 15%, primarily due to higher new definitive commitments originated during the period, partially offset by deployments and retirements.
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
In calculating the WAL of our portfolio, we compute a weighted average of the WALs of individual assets. On that basis, we assess the weighted average lives (beginning at the point of average deployment) of the concluded portfolio, weighted both by deployed cost and realizations. Weighting by deployed cost provides a view on how long a dollar of capital is deployed on average, while weighting by realizations provides a view on how long it takes to recover a dollar of return on average.
The WALs of the 285 concluded assets as of March 31, 2026 were flat as compared to the WALs of the 277 concluded assets as of December 31, 2025. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	March 31, 2026	December 31, 2025
WAL weighted by deployed cost	2.5	2.5
WAL weighted by realizations	2.6	2.6

The age of our ongoing portfolio is reflected in the WAL of active deployed capital in the table below. Although we provide information for our portfolio by vintage years, the deployed cost for each vintage are generally financed across multiple years and the WAL of active deployed capital calculates the length of time our deployments have been outstanding based on the date when capital was deployed.

(in years)	March 31, 2026	December 31, 2025
WAL of active deployed capital	3.4	3.3
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds and post-settlement deals, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	March 31, 2026	December 31, 2025
ROIC	82%	83%
IRR	25%	26%
Cumulative realizations	$3,842,895	$3,766,819
As our older vintages conclude, we may see IRR decrease as the impact from the Covid-19 pandemic caused delays in settlement timing. In addition to legal finance assets funded directly through our balance sheet, our Principal Finance segment also selectively allocates balance sheet capital through interests in certain private funds, which tend to target a lower overall risk return profile. Returns from these concluded or partially concluded assets invested through private funds and post-settlement deals are not included in the ROICs and IRRs in the table above. For the concluded or partially concluded assets from the balance sheet’s interest in Advantage Fund and post-settlement deals, these assets generated $86.0 million of realizations, resulting in a ROIC of 20% and IRR of 27%.
We do not consider matters to be concluded (and therefore part of these return metrics on our concluded portfolio) until there is no longer any litigation risk remaining. Return metrics on our concluded portfolio do not include fair value adjustments, either positive or negative. As a result, these return metrics do not include the positive or negative impact of developments on matters while they remain pending.

The table below sets forth the deployments by vintage for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
2009 vintage(1)	$—	$—
2010 vintage	—	28
2011 vintage	—	—
2012 vintage(1)	—	—
2013 vintage	107	—
2014 vintage	—	60
2015 vintage	4,428	1,723
2016 vintage	477	1,081
2017 vintage	689	375
2018 vintage	1,235	3,732
2019 vintage	9,324	3,313
2020 vintage	1,300	4,829
2021 vintage	4,419	8,101
2022 vintage	6,114	8,743
2023 vintage	5,743	6,009
2024 vintage	10,804	26,002
2025 vintage	30,363	69,239
2026 vintage	12,681	—
Total deployments[2]	87,684	133,235
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
2. Do not include assets invested through private funds and post-settlement deals.
Total deployments to capital provision assets were $87.7 million during the three months ended March 31, 2026. Of the total capital deployed during 2026, 20% was related to the vintage year 2020 and earlier vintage years.

The table below sets forth the realizations by vintage for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
2009 vintage(1)	$—	$—
2010 vintage	—	—
2011 vintage	—	—
2012 vintage(1)	—	—
2013 vintage	—	—
2014 vintage	—	—
2015 vintage	578	231
2016 vintage	—	—
2017 vintage	1,178	13,617
2018 vintage	1,225	1,111
2019 vintage	973	1,008
2020 vintage	28,419	19,295
2021 vintage	706	1,715
2022 vintage	7,431	12,050
2023 vintage	11,756	2,025
2024 vintage	—	94,950
2025 vintage	18,973	2,861
2026 vintage	4,500	—
Total realizations[2]	75,739	148,863
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
2. Do not include assets invested through private funds and post-settlement deals.
Total realizations on capital provision assets were $75.7 million during the three months ended March 31, 2026. Of the total realizations during 2026, 43% was related to the vintage year 2020 and earlier vintage years.
Asset Management and Other Services segment
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry, for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues.
Our internal allocation policy strictly prescribes the allocation of third-party private fund capital by private fund based on the risk/return profile of assets, thus removing any potential allocation conflicts of interest with our Principal Finance segment.
We generally conduct our private fund activities through limited partnerships. Each private fund that is a limited partnership has a Burford-owned general partner that is responsible for the management and operation of the private fund’s affairs and makes all policy and asset selection decisions relating to the conduct of the private fund’s business. Except as required by law or as specified in a private fund’s governing documents, the limited partners of the private funds take no part in the conduct or control of the business of the private funds, have no right or authority to act for or bind the private funds, have limited visibility and input into the actions and decisions of the general partner and have no influence over the voting or disposition of the securities or other assets held by the private funds. Each private fund engages an investment adviser. BCIM serves as the investment adviser for all of our private funds and is registered under the Investment Advisers Act.
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of March 31, 2026. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a

“sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds, unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Unaudited condensed statements of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Asset management income/(loss)	$5,282	$13,837	$(8,555)	(62)%
Other income/(loss)	(200)	(186)	(14)	8%
Total revenues	5,082	13,651	(8,569)	(63)%

Compensation and benefits	6,677	5,252	1,425	27%
General, administrative and other	1,728	1,808	(80)	(4)%
Total operating expenses	8,405	7,060	1,345	19%

Foreign currency transactions (gains)/losses and other expenses	(543)	—	(543)	NM
Total other expenses	(543)	—	(543)	NM

Income/(loss) before income taxes	(2,780)	6,591	(9,371)	NM
Total revenues decreased 63% for the three months ended March 31, 2026, primarily driven from lower asset management income, reflecting a decrease in capital provision income earned by BOF-C and, therefore, less profit-sharing income from BOF-C contributing to asset management income for 2026. In addition, lower performance fee income from the private funds also contributed to less asset management income in 2026.
Total operating expenses increased for the three months ended March 31, 2026, primarily due to an increase in compensation and benefits costs.
As a result of the factors described above, income before income taxes decreased for the three months ended March 31, 2026.
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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended March 31,
($ in thousands)	2026	2025	Change	% change
Management fee income	$284	$1,538	$(1,254)	(82)%
Performance fee income	1,200	4,400	(3,200)	(73)%
Profit sharing income from private funds	3,798	7,899	(4,101)	(52)%
Total asset management income	5,282	13,837	(8,555)	(62)%
Asset management income decreased 62% for the three months ended March 31, 2026, primarily due to lower profit-sharing income from BOF-C, reflecting a decrease in capital provision income earned by BOF-C and due to lower performance fee income from the private funds. Starting December 1, 2025, the management fee rate for the remaining active fund, BOF, dropped from 2.0% to 0.5% per annum.
Unaudited condensed consolidated statements of financial condition as of March 31, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$16,325	$21,666	$(5,341)	(25)%
Other assets	171,007	167,309	3,698	2%
Total assets	212,332	215,004	(2,672)	(1)%
Total assets were relatively flat at $212.3 million as of March 31, 2026 as compared to $215.0 million as of December 31, 2025.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	March 31, 2026	December 31, 2025	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,010,967	$1,151,341	$(140,374)	(12)%
Undrawn commitments	396,761	410,339	(13,578)	(3)%
Total	1,407,728	1,561,680	(153,952)	(10)%

Post-settlement
Fair value	200,201	200,206	(5)	—%
Undrawn commitments	19,586	20,005	(419)	(2)%
Total	219,787	220,211	(424)	—%

Total portfolio value	1,627,515	1,781,891	(154,376)	(9)%
Total portfolio value, funded by third parties, decreased 9% as of March 31, 2026. The decrease in our total portfolio was driven by lower fair value adjustments and the impact of realizations in 2026, without offsetting new deployments in certain private funds for which the investment period has ended.

Private funds
As of March 31, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		March 31, 2026
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$189	$126	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	335	359	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	408	315	288	0.5%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	390	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	254	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	380	336	393	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	368	287	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,309	862	962	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,544	3,764	3,059
1. Management fees are paid to BCIM for investment management and advisory services provided to our private funds. The management fee rates set forth in the table above are annualized and applied to an asset or commitment base that typically varies between a private fund’s investment period and any subsequent periods in the fund term. We no longer earn any management fees from BCIM Partners II, LP, BCIM Partners III, LP, COLP, BAIF and BAIF II. Performance fees represent carried interest applied to distributions to a private fund’s limited partners after the return of capital contributions and preferred returns
2. Includes amounts related to “sidecar” funds.
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
Our total AUM was $3.1 billion and $3.2 billion as of March 31, 2026 and December 31, 2025, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and individual capital vehicles. The total portfolio value shown for our Asset Management and Other Services segment of $1.6 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, but excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.

Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	March 31, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Cash and cash equivalents	$702,576	$(14,414)	$688,162	$566,437	$(35,246)	$531,191
Marketable securities	52,104	—	52,104	89,486	—	89,486
Total	754,680	(14,414)	740,266	655,923	(35,246)	620,677
As of March 31, 2026, our cash and cash equivalents and marketable securities increased 15% on a consolidated basis and increased 19% on a total segments (Burford-only) basis. The net increase in cash and cash equivalents and marketable securities on both the consolidated and total segments (Burford-only) bases primarily reflects the issuance of the 2034 Notes and the proceeds received from capital provision assets, partially offset by (i) the redemption of the 2026 Bonds and (ii) the funding of capital provision assets. On the consolidated basis, the net increase in cash and cash equivalents and marketable securities was also impacted by third-party net contributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the three months ended March 31, 2026, we issued the 2034 Notes and redeemed in full the remaining 2026 Bonds. As of March 31, 2026, we had five series of debt securities outstanding, all of which were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities. As of March 31, 2026, Moody’s affirmed our credit rating and changed the outlook to negative, while S&P lowered our credit rating but assigned a stable outlook.
We manage our business with appropriate levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of March 31, 2026, the weighted average maturity of our outstanding debt securities of 5.5 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.6 years.
Going forward, we expect to continue to be an opportunistic issuer of debt securities and may issue new debt securities from time to time to fund our growth, or refinance future debt maturities, among other things. In addition, from time to time, we may acquire our debt securities through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may from time to time determine, for cash or other consideration.
The indentures governing our outstanding debt securities contain certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness (but generally do not limit our ability to refinance our existing indebtedness) or undertake certain other specific actions, such as making restricted payments. These restrictive covenants have many exceptions, referred to as “baskets”, including certain “baskets” that are based on our debt to equity ratio. As of the date of this Quarterly Report, while our debt to equity ratio impairs our use of some “baskets” based on that ratio, we continue to have other “baskets” available to us that are not predicated on our debt to equity ratio that we believe provide us with adequate flexibility to manage our business operations.
We are required to provide certain information pursuant to the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes. The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) us and our Restricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) our Unrestricted Subsidiaries (as defined in the indentures governing the 2028 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable).

($ in thousands)	March 31, 2026	December 31, 2025
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$3,562,832	$5,941,410
Third-party indebtedness	2,401,757	2,127,829

Unrestricted Subsidiaries
Total assets	706,761	699,762
Third-party indebtedness	—	—

	Three months ended March 31,
($ in thousands)	2026	2025
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$(1,721,297)	$110,791

Unrestricted Subsidiaries
Total revenues	923	8,068
Dividends
On February 25, 2026, the Board of Directors has declared, subject to shareholder approval at the annual general meeting to be held on May 13, 2026, a final dividend of 6.25¢ per ordinary share to be paid on June 12, 2026 to our shareholders of record as of the close of business on May 22, 2026.
We have historically paid a total annual dividend of 12.50¢ per ordinary share, payable semi-annually, and have indicated that we do not anticipate regular increases in our dividend per ordinary share level. The Board of Directors may review our dividend policy from time to time. Moreover, any payment of future dividends would be a restricted payment requiring basket capacity under our debt indentures, and there can be no assurance that we will have basket capacity to pay, or that we will determine to continue to pay, regular dividends. See “Risk factors—Risks relating to our ordinary shares—There can be no assurance that we will pay dividends or distributions” in the 2025 Form 10-K for additional information with respect to our declaration and payment of dividends.
Cash flows
We primarily generate revenues and cash flows from our capital provision assets. Based on our historical experience and current expectations, we believe that our existing liquidity, together with cash generated from our business operations, will be sufficient to meet our anticipated operating expenses, debt service obligations and other working capital requirements for at least the next 12 months.
Over the longer term, we expect to continue to fund our business operations principally through proceeds realized from our capital provision assets, supplemented as appropriate by access to the capital markets and other financing arrangements.
Our expected primary uses of cash over the next 12 months include:
•funding new and existing investments to support the growth of our business;
•paying operating expenses, including compensation and general and administrative costs;
•servicing our indebtedness, including interest payments;
•paying taxes;
•paying cash dividends, as declared; and
•repurchasing ordinary shares.
Our expected primary uses of cash over the longer term include:
•continuing to support the growth of our business and expansion of our portfolio;
•pursuing strategic investment opportunities;
•servicing and repaying outstanding indebtedness;
•paying cash dividends, as declared; and
•repurchasing ordinary shares.

We believe that the growth of our portfolio will, over time, generate increased revenues and cash flows sufficient to meet our long-term liquidity requirements.
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities	$(136,633)	$155,170
Net cash provided by/(used in) investing activities	(2,903)	(24)
Net cash provided by/(used in) financing activities	276,016	(139,170)
Net increase/(decrease) in cash and cash equivalents	136,480	15,976
Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided by/(used in) operating activities for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities before proceeds from/(funding of) operating activities	$(121,947)	$2,835
Net proceeds from/(funding of) marketable securities	38,912	(2,243)
Proceeds from capital provision assets	86,349	371,054
Funding of capital provision assets	(139,947)	(216,476)
Net cash provided by/(used in) operating activities	(136,633)	155,170
Net cash used in operating activities was $136.6 million for the three months ended March 31, 2026. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily lower proceeds received from capital provision assets.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was $2.9 million for the three months ended March 31, 2026. The year-over-year change in net cash provided by/(used in) investing activities was primarily due to the acquisitions of equity method and other investments.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities was $276.0 million for the three months ended March 31, 2026. The period-over-period change in net cash provided by/(used in) financing activities was primarily due to the issuance of the 2034 Notes in 2026 and the impact from third-party net contributions, partially offset by the redemption of the 2026 Bonds.
Cash receipts (non-GAAP financial measure)
Cash receipts represent cash generated during the reporting period from our capital provision assets, asset management income and certain other items, before any deployments into financing existing or new assets. See “Non-GAAP financial measures and KPIs—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures—Cash receipts” for additional information with respect to our cash receipts. See “—Cash flows” for a discussion of our cash flows on a consolidated basis prepared in accordance with US GAAP.
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Three months ended March 31,
($ in thousands)	2026	2025
Proceeds from capital provision assets	$80,819	$244,904
Proceeds from asset management income	1,484	7,105
Proceeds from other items(1)	7,450	5,707
Cash receipts	89,753	257,716
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts decreased 65% for the three months ended March 31, 2026, reflecting primarily lower cash receipts from realizations during 2026 as compared to 2025. In addition, during 2026, we had lower collections on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2025 as compared to our collections in 2025 on the due from settlement of capital provision assets receivable that was outstanding as of December 31, 2024. Of the $164.8 million of due from settlement of capital provision assets receivables as of December 31, 2025, 39% was collected in cash during 2026.
See “—Reconciliations—Cash receipts reconciliations” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Off-balance sheet arrangements
As of March 31, 2026 and December 31, 2025, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $22.7 million and $23.4 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.
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
As of March 31, 2026 and December 31, 2025, should management’s estimate of the value of those instruments have been 10% higher or lower than provided for in our fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $320.7 million and $491.1 million, respectively.
Furthermore, as of March 31, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher than the actual interest rates used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	March 31, 2026	December 31, 2025
+100 bps interest rates	$(118,840)	$(166,466)
+50 bps interest rates	(59,868)	(83,662)
-50 bps interest rates	63,806	87,423
-100 bps interest rates	128,689	175,812

Principal Finance segment
($ in thousands)	March 31, 2026	December 31, 2025
+100 bps interest rates	$(98,331)	$(124,625)
+50 bps interest rates	(49,712)	(62,755)
-50 bps interest rates	52,540	65,276
-100 bps interest rates	106,339	131,524
As of March 31, 2026 and December 31, 2025, should duration have been six or 12 months lower or higher than the actual duration used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	March 31, 2026	December 31, 2025
+12 months duration(1)	$(249,670)	$(422,303)
+6 months duration(1)	(123,865)	(229,491)
-6 months duration(1)	128,937	199,038
-12 months duration(1)	264,167	383,172
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	March 31, 2026	December 31, 2025
+12 months duration(1)	$(192,061)	$(299,693)
+6 months duration(1)	(95,383)	(161,827)
-6 months duration(1)	101,023	143,208
-12 months duration(1)	208,325	278,437
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

Reconciliations
The tables below set forth the reconciliations of (i) the unaudited condensed consolidated operating expenses to total segments (Burford-only) operating expenses for the periods indicated and (ii) the unaudited condensed consolidated statements of financial condition to total segments (Burford-only) unaudited condensed statements of financial condition as of the dates indicated. See “Non-GAAP financial measures and KPIs—Non-GAAP financial measures relating to our business structure” for additional information.
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
Reconciliations of unaudited condensed consolidated operating expenses to total segments (Burford-only) unaudited condensed operating expenses
The table below sets forth the reconciliations of components of the unaudited condensed consolidated operating expenses to total segments (Burford-only) unaudited condensed operating expenses for the periods indicated.

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Three months ended March 31, 2026
Compensation and benefits
Salaries and benefits	$13,164	$—	$13,164
Annual incentive compensation	5,423	—	5,423
Share-based and deferred compensation	(5,225)	—	(5,225)
Long-term incentive compensation including accruals	(129,694)	—	(129,694)
General, administrative and other	8,588	(25)	8,563
Case-related expenditures ineligible for inclusion in asset cost	(42,352)	61,642	19,290
Total operating expenses	(150,096)	61,617	(88,479)

Three months ended March 31, 2025
Compensation and benefits
Salaries and benefits	12,395	—	12,395
Annual incentive compensation	4,245	—	4,245
Share-based and deferred compensation	2,799	—	2,799
Long-term incentive compensation including accruals	6,875	—	6,875
General, administrative and other	10,210	(90)	10,120
Case-related expenditures ineligible for inclusion in asset cost	4,577	(1,488)	3,089
Total operating expenses	41,101	(1,578)	39,523
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

	March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$702,576	$(14,414)	$688,162
Marketable securities	52,104	—	52,104
Other assets	77,823	122,843	200,666
Due from settlement of capital provision assets	180,041	—	180,041
Capital provision assets	3,120,499	(890,517)	2,229,982
Goodwill	134,000	—	134,000
Deferred tax asset	2,550	—	2,550
Total assets	4,269,593	(782,088)	3,487,505

Liabilities
Debt interest payable	55,009	—	55,009
Other liabilities	81,487	(8,676)	72,811
Long-term incentive compensation payable	85,291	—	85,291
Debt payable	2,401,757	—	2,401,757
Financial liabilities relating to third-party interests in capital provision assets	87,698	(87,698)	—
Deferred tax liability	44,711	—	44,711
Total liabilities	2,755,953	(96,374)	2,659,579
Total shareholders' equity	1,513,640	(685,714)	827,926

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$566,437	$(35,246)	$531,191
Marketable securities	89,486	—	89,486
Other assets	73,743	117,914	191,657
Due from settlement of capital provision assets	164,804	—	164,804
Capital provision assets	5,609,949	(1,697,755)	3,912,194
Goodwill	134,020	—	134,020
Deferred tax asset	2,733	—	2,733
Total assets	6,641,172	(1,615,087)	5,026,085

Liabilities
Debt interest payable	60,033	—	60,033
Other liabilities	191,606	(76,888)	114,718
Long-term incentive compensation payable	228,366	—	228,366
Debt payable	2,127,829	—	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	858,491	(858,491)	—
Deferred tax liability	47,117	—	47,117
Total liabilities	3,513,442	(935,379)	2,578,063
Total shareholders' equity	3,127,730	(679,708)	2,448,022

Reconciliations of capital provision assets
The tables below set forth the reconciliations of components of the consolidated capital provision assets as of the beginning and end of period and deployed cost and unrealized fair value as of the end of period to total segments (Burford-only) capital provision assets as of the beginning and end of period and deployed cost and unrealized fair value as of the end of period, in each case, for the periods indicated.

	Three months ended March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,609,949	$(1,697,755)	$3,912,194
Transfers	(23,043)	(1,003)	(24,046)
Deployments	139,947	(26,798)	113,149
Realizations	(101,309)	5,530	(95,779)
Income for the period	(2,499,250)	829,571	(1,669,679)
Foreign exchange gains/(losses)	(5,795)	(62)	(5,857)
End of period	3,120,499	(890,517)	2,229,982

Deployed cost, end of period	2,543,047	(674,940)	1,868,107
Unrealized fair value, end of period	577,452	(215,577)	361,875
Capital provision assets	3,120,499	(890,517)	2,229,982

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,243,917	$(1,672,693)	$3,571,224
Deployments	216,476	(90,658)	125,818
Realizations	(288,848)	125,943	(162,905)
Income for the period	125,568	(40,219)	85,349
Foreign exchange gains/(losses)	7,908	9	7,917
End of period	5,305,021	(1,677,618)	3,627,403

Deployed cost, end of period	2,268,825	(584,856)	1,683,969
Unrealized fair value, end of period	3,036,196	(1,092,762)	1,943,434
Capital provision assets	5,305,021	(1,677,618)	3,627,403
Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$32,170	$(3,776)	$28,394
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(2,531,420)	833,347	(1,698,073)
Income/(loss) on capital provision assets	(2,499,250)	829,571	(1,669,679)
Foreign exchange gains/(losses)	(3,333)	111	(3,222)
Net income/(loss) from due from settlement of capital provision assets	570	—	570
Other income/(loss)	3,248	—	3,248
Total capital provision income	(2,498,765)	829,682	(1,669,083)

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$67,619	$(33,035)	$34,584
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	57,949	(7,184)	50,765
Income/(loss) on capital provision assets	125,568	(40,219)	85,349
Foreign exchange gains/(losses)	5,410	(347)	5,063
Net income/(loss) on due from settlement of capital provision assets	652	—	652
Other income/(loss)	(114)	—	(114)
Total capital provision income	131,516	(40,566)	90,950
Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$164,804	$—	$164,804
Transfer of realizations from capital provision assets	101,309	(5,530)	95,779
Net income/(loss)	570	—	570
Proceeds from capital provision assets	(86,349)	5,530	(80,819)
Foreign exchange gains/(losses)	(293)	—	(293)
End of period	180,041	—	180,041

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	288,848	(125,943)	162,905
Net income/(loss)	652	—	652
Proceeds from capital provision assets	(371,054)	126,150	(244,904)
Foreign exchange gains/(losses)	344	—	344
End of period	102,648	—	102,648

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,264,107	$(154,625)	$1,109,482
Discretionary	768,372	(160,013)	608,359
Legal risk (definitive)	46,474	—	46,474
Total capital provision undrawn commitments	2,078,953	(314,638)	1,764,315

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,269,708	$(161,649)	$1,108,059
Discretionary	793,533	(165,507)	628,026
Legal risk (definitive)	47,235	—	47,235
Total capital provision undrawn commitments	2,110,476	(327,156)	1,783,320
Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended March 31, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$284	$—	$284
Performance fee income	—	1,200	1,200
Profit sharing income from funds	—	3,798	3,798
Total asset management income	284	4,998	5,282

	Three months ended March 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,538	$—	$1,538
Performance fee income	—	4,400	4,400
Profit sharing income from funds	—	7,899	7,899
Total asset management income	1,538	12,299	13,837

Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Consolidated deployments	$139,947	$216,476
Plus/(Less): Third-party interests	(26,798)	(90,658)
Total segments (Burford-only) total deployments	113,149	125,818
Plus/(Less): Capital deployed to fund level but not yet invested	(6,593)	11
Plus/(Less): Capital deployed in prior years and invested in the current year	—	673
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	1,128	3,409
Adjusted Burford-only total deployments	107,684	129,911
See “Non-GAAP financial measures and KPIs—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Glossary” for additional information with respect to certain terms useful for the understanding of our deployments information and “—Segments—Principal Finance segment—Portfolio value—Principal Finance segment” for additional information with respect to our deployments.
Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Consolidated realizations	$101,309	$288,848
Plus/(Less): Third-party interests	(5,530)	(125,943)
Total segments (Burford-only) total realizations	95,779	162,905
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	570	652
Plus/(Less): Reported realizations held at joint venture and not yet distributed	598	6
Plus/(Less): Reported realizations held at fund level and not yet distributed	190	12,818
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	—	(13,233)
Adjusted Burford-only total realizations	97,137	163,148
See “Non-GAAP financial measures and KPIs—KPIs and non-GAAP financial measures relating to our operating and financial performance—KPIs” and “Glossary” for additional information with respect to certain terms useful for the understanding of our realizations information and “—Segments—Principal Finance segment—Portfolio value—Principal Finance segment” for additional information with respect to our realizations.

Cash receipts reconciliations
The table below sets forth the reconciliations of Burford-only cash receipts to consolidated cash receipts, the most comparable measure calculated in accordance with US GAAP, for the periods indicated.

	Three months ended March 31,
($ in thousands)	2026	2025
Consolidated proceeds from capital provision assets	$86,349	$371,054
Plus/(Less): Third-party interests	(5,530)	(126,150)
Total segments (Burford-only) proceeds from capital provision assets	80,819	244,904
Consolidated asset management income	284	1,538
Plus/(Less): Eliminated income from funds	4,998	12,299
Total segments (Burford-only) asset management income	5,282	13,837
Plus/(Less): Non-cash adjustments(1)	(3,798)	(6,732)
Burford-only proceeds from asset management income	1,484	7,105
Burford-only proceeds from marketable securities interest and dividends	6,292	4,678
Burford-only proceeds from other income	1,158	1,029
Burford-only proceeds from other items	7,450	5,707
Cash receipts	89,753	257,716
1. Adjustments for the change in asset management receivables accrued during the applicable period but not yet received as of the end of such period.
See “Non-GAAP financial measures and KPIs—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” and “—Liquidity and capital resources—Cash receipts” for additional information with respect to cash receipts.
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

($ in thousands, except share data)	March 31, 2026	December 31, 2025
Total Burford Capital Limited equity	$827,926	$2,448,022
Less: Goodwill	(134,000)	(134,020)
Tangible book value attributable to Burford Capital Limited	693,926	2,314,002

Basic ordinary shares outstanding	219,069,315	218,897,440

Tangible book value attributable to Burford Capital Limited per ordinary share	3.17	10.57
See “Non-GAAP financial measures and KPIs—KPIs and non-GAAP financial measures relating to our operating and financial performance—Non-GAAP financial measures” for additional information with respect to tangible book value attributable to Burford Capital Limited and tangible book value attributable to Burford Capital Limited per ordinary share.
Item 3. Quantitative and qualitative disclosures about market risk
Market and asset risk
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of March 31, 2026 and December 31, 2025, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $5.2 million and $8.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve a high degree of risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets consist of a portfolio of assets, thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of March 31, 2026 and December 31, 2025, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $321.3 million and $491.6 million, respectively.
The sensitivity impacts have been provided on a pre-tax basis for both our consolidated income and net assets as we consider the fluctuation in our effective tax rate from period to period could indicate changes in sensitivity not driven by the valuation that are difficult to follow and detract from the comparability of this information.
Liquidity risk
We are exposed to liquidity risk. Our financing of capital provision assets requires capital to meet commitments, as described in note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q, and for settlement of operating liabilities. Our capital provision assets typically require significant capital contributions with little or no immediate return and no guarantee of return or repayment. To manage liquidity risk, we finance assets with a range of anticipated lives and hold marketable securities that can be readily realized to meet those liabilities and commitments. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, all of which can be redeemed on short notice or sold on an active trading market.
As of March 31, 2026 and December 31, 2025, the aggregate principal amount of our debt securities outstanding was $2.4 billion and $2.2 billion, respectively, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of March 31, 2026 and December 31, 2025, the future interest payments on our outstanding debt securities amounted to $1.1 billion and $859.4 million, respectively, until their respective maturities in April 2028, April 2030, July 2031, July 2033 and January 2034, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of their respective maturities.
Credit risk
We are exposed to credit risk in various asset structures as described in note 2 (Summary of significant accounting policies) to our unaudited condensed consolidated financial statements contained in this Form 10-Q, most of which involve financing sums recoverable only out of successful capital provision assets with a concomitant risk of loss of deployed cost. Upon becoming contractually entitled to proceeds, depending on the structure of the particular capital provision asset, we could be a creditor of, and subject to direct or indirect credit risk from, a claimant, a defendant and/or other parties, or a combination thereof. Moreover, we may be indirectly subject to credit risk to the extent a defendant does not pay a claimant immediately, notwithstanding successful adjudication of a claim in the claimant’s favor. Our credit risk is uncertain given that our entitlement pursuant to our assets is generally not established until a successful resolution of claims, and our potential credit risk is mitigated by the diversity of our counterparties and indirect creditors, and due to a judgment creditor (in contrast to a conventional debtholder and in the absence of an actual bankruptcy of the counterparty) having immediate and unfettered rights of action to, for example, seize assets and garnish cash flows. See “Management's discussion and analysis of financial condition and results of operations—Economic and market conditions—Party solvency” for additional information with respect to when a claimant or defendant in a matter we are financing becomes insolvent. We are also exposed to credit risk in respect of the marketable securities and cash and cash equivalents. The credit risk of the cash and cash equivalents is mitigated as all cash is placed with reputable banks with a sound credit rating. Marketable securities primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, all of which can be redeemed on short notice or be sold on an active trading market.
The maximum credit risk exposure represented by cash and cash equivalents, marketable securities, due from settlement of capital provision assets and capital provision assets is specified in our unaudited condensed consolidated statements of financial condition.
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $25.9 million and $21.8 million as of March 31, 2026 and December 31, 2025, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three months ended March 31, 2026 and 2025.
Currency risk
We hold assets and liabilities denominated in currencies other than US dollar, our functional currency, including pound sterling, euro, Australian dollar, Canadian dollar and Singapore dollar. We are therefore exposed to currency risk, as values of the assets and liabilities denominated in other currencies will fluctuate due to changes in exchange rates. We may use forward exchange contracts from time to time to mitigate currency risk.
As of March 31, 2026 and December 31, 2025, should pound sterling, euro, Australian dollar, Canadian dollar and Singapore dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our unaudited condensed consolidated capital provision assets and other assets/(liabilities) would have increased or decreased, as applicable, as set forth in the tables below.

	March 31, 2026
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$2,804,437	$(1,612,047)	$—
Pound sterling	16,741	(7,387)	935
Euro	261,746	12,207	27,395
Australian dollar	22,386	—	2,239
Canadian dollar	12,634	216	1,285
Singapore dollar	2,555	152	271
Total	3,120,499	(1,606,859)	32,125

	December 31, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,277,044	$(2,348,798)	$—
Pound sterling	21,172	(149,342)	(12,817)
Euro	269,939	14,475	28,441
Australian dollar	21,524	—	2,152
Canadian dollar	17,747	1,339	1,909
Singapore dollar	2,523	106	263
Total	5,609,949	(2,482,220)	19,948

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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of March 31, 2026 and December 31, 2025, if interest rates had increased or decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated net income/(loss) and net assets would have increased or decreased, as applicable, by $1.8 million and $1.4 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on our unaudited condensed consolidated net income/(loss) or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.
The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	March 31, 2026
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$702,576	$6,041	$708,617
3 to 6 months	—	3,486	3,486
6 to 12 months	—	1,241	1,241
1 to 2 years	—	10,445	10,445
Greater than 2 years	—	577,099	577,099
Liabilities
1 to 2 years	—	400,000	400,000
Greater than 2 years	—	2,035,000	2,035,000
Net asset/(liabilities)	702,576	(1,836,688)	(1,134,112)

	December 31, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$566,437	$45,109	$611,546
3 to 6 months	—	27,946	27,946
6 to 12 months	—	24,424	24,424
1 to 2 years	—	189	189
Greater than 2 years	—	554,026	554,026
Liabilities
1 to 2 years	—	218,641	218,641
Greater than 2 years	—	1,935,000	1,935,000
Net asset/(liabilities)	566,437	(1,501,947)	(935,510)

Item 4. Controls and procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
The information with respect to legal proceedings is set forth in note 15 (Financial commitments and contingent liabilities—Legal proceedings) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk factors
See “Risk Factors” in the 2025 Form 10-K for a discussion of potential risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and/or liquidity. We have amended one of those risk factors as set forth below.
The risks and uncertainties disclosed in the 2025 Form 10-K and in this Form 10-Q are not the only risks and uncertainties facing us, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations and/or liquidity. We may disclose changes to such risks and uncertainties or disclose additional risks and uncertainties from time to time in our future periodic filings with the SEC.
We report our capital provision assets at fair value, which may result in us recognizing non-cash income that may never be realized.
Our capital provision assets are classified as financial instruments and are accounted for at fair value in the consolidated statements of operations in accordance with US GAAP. See note 2 (Summary of significant accounting policies—Fair value of financial instruments), note 5 (Capital provision assets) and note 14 (Fair value of assets and liabilities) to our audited consolidated financial statements contained in the 2025 Form 10-K and “Management's discussion and analysis of financial condition and results of operations—Results of operations and financial condition—Fair value of capital provision assets” for additional information with respect to our valuation policy and fair value of our capital provision assets. In addition to using a discounted cash flow model that can be sensitive to changes in interest rates, duration and other traditional valuation factors, the valuation policy assigns an updated risk adjustment in prescribed percentages to the forecasted cash inflows based on the type of case (e.g., commercial litigation or patent), geography and case milestone. As a result, when there is an objective event in the underlying litigation that would cause a change in fair value, we reflect the positive or negative impact of such objective event through a fair value adjustment. Due to the illiquid nature of our capital provision assets, there is inherent valuation uncertainty in the assessment of fair value, and our valuation methodologies require us to make significant and complex judgments about legal and other matters that are intrinsically difficult to predict. As such, there is a risk that a case underlying one of our capital provision assets could experience a negative event even after a positive event that had previously resulted in a fair value adjustment in accordance with our valuation policy. This later event, in turn, could lower the value of such capital provision asset in our consolidated statements of financial condition and negatively impact related fair value adjustments recognized in our consolidated statements of operations in future periods.
Previously, certain of our individual assets represented a significant portion of the fair value of our capital provision assets. As of December 31, 2025 and 2024, respectively, one set of exposures to the YPF-related assets accounted for approximately 46% and 42% of the fair value of our capital provision assets. The fair value of the YPF-related assets (both Petersen and Eton Park combined) on our consolidated statements of financial condition was $2.6 billion and $2.2 billion as of December 31, 2025 and 2024, respectively, with unrealized gains of $2.4 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. As a result of the YPF Judgment Reversal in March 2026, and consistent with our valuation policy, we recorded a substantial write-down of the fair value of the YPF assets as of March 31, 2026. See “Management's discussion and analysis of financial condition and results of operations—Results of operations and financial condition—Fair value of capital provision assets—Fair value of YPF-related assets” for additional information with respect to the YPF-related assets.
Accordingly, the application of fair value accounting to our capital provision assets may result in us recognizing non-cash income that may never be realized, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended March 31, 2026 and 2025.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended March 31, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased		Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
January 1, 2026 - January 31, 2026	—		$—	—	21,912,963
February 1, 2026 - February 28, 2026	—		$—	—	21,912,963
March 1, 2026 - March 31, 2026	475,000	(3)	$8.28	475,000	21,437,963
Total	475,000		$8.28	475,000	21,437,963
1. Includes broker commissions.
2. On May 14, 2025, our shareholders approved a resolution for the purchase of up to 21,942,190 ordinary shares on the open market, which authority is set to expire the earlier of (i) the close of our next annual general meeting to be held in 2026 and (ii) August 13, 2026.

3. Consists of ordinary shares purchased on the open market in the United States between March 10, 2026 and March 12, 2026.
We use a variety of structures, including the purchases of our ordinary shares on the open market, to offset dilution from the issuance of new ordinary shares related to the equity-based or related compensation of our employees and directors.
Item 3. Defaults upon senior securities
Not applicable.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
Rule 10b5-1 trading arrangements
No “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended March 31, 2026.
Executive Officers
Appointment of Travis Lenkner as Chief Operating Officer
Travis Lenkner is being appointed as our Chief Operating Officer (“COO”), effective as of May 8, 2026. Mr. Lenkner currently serves as Chief Development Officer. As COO, Mr. Lenkner will be responsible for execution and operating performance across our business units while retaining oversight of global business development and marketing, corporate development, and enterprise initiatives focused on long-term growth. Mr. Lenkner will also join the Commitments Committee of Burford.
Mr. Lenkner’s career has been defined by work across legal finance, complex litigation, and the management of law-related businesses. He entered the market in 2013 as a launch partner in Gerchen Keller Capital LLC. That firm grew to become the leading private fund manager focused on litigation finance before its acquisition by us in 2016, after which Mr. Lenkner served as a Managing Director of Burford. He later co-founded and served as Managing Partner of a premier complex-litigation law firm in the United States, with responsibility for hiring, strategy, and day-to-day management, before returning to Burford in 2024. Earlier in his career, Mr. Lenkner was in-house counsel at The Boeing Company; a litigator at Gibson, Dunn & Crutcher LLP; and a law clerk to Justice Anthony M. Kennedy at the Supreme Court of the United States and to then-Judge Brett M. Kavanaugh at the U.S. Court of Appeals for the D.C. Circuit.
Mr. Lenkner has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K other than the information in the section entitled “Related Party Transactions” in the definitive proxy statement relating to the annual general meeting of shareholders to be held on May 13, 2026 filed with SEC on April 2, 2026, which is incorporated herein by reference.
Departure of Craig Arnott
Craig Arnott, presently serving as Chief Investment Officer–International, will depart from Burford as of August 31, 2026 (the “Departure Date”). On May 7, 2026, Burford Capital Services Limited (“BCSL”), a wholly owned subsidiary of the Company, entered into a departure agreement with Mr. Arnott (the “Agreement”). Under the Agreement, Mr. Arnott has agreed to provide transitional services through the Departure Date and, in consideration thereof, he will receive a pro-rated cash bonus based on his most recent annual cash bonus. Unless otherwise provided in the Agreement, the terms of the employment agreement, dated as of May 18, 2021, by and between BCSL and Mr. Arnott remain in full force and effect, including those terms governing termination of employment.
The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.
David Perla
David Perla, presently serving as a Vice Chair, will continue serving in that role but is no longer an executive officer of Burford.
Item 6. Exhibits
(a) Exhibits
The information required by this Item is set forth below.

Exhibit No.	Description
3.1
Memorandum of Incorporation (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form 20-F of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 11, 2020).

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

10.1‡†
Amended and Restated Employment Agreement, dated as of March 3, 2026, by and between Burford Capital LLC and Aviva Will (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on March 6, 2026).

10.2*	Letter agreement, dated May 7, 2026, by and between Burford Capital Services Limited and Craig Arnott.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
‡	Management contract or compensatory plan or arrangement in which executive officers or directors are eligible to participate.
†	Certain portions of the exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We agree to furnish supplementally a copy of any redacted portion to the SEC upon request
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

Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BURFORD CAPITAL LIMITED

	By:	/s/ Jordan D. Licht
Name: Jordan D. Licht
Title: Principal Financial Officer and Duly Authorized Officer

Dated: May 8, 2026