Form 10-Q
period 2026-06-30
Burford Capital Ltd
filed 2026-08-06
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of July 30, 2026, there were 219,584,503 ordinary shares, no par value (“ordinary shares”), outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
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

▪Failure by us to comply with the requirements of being a US domestic public company and the costs associated therewith
▪Certain risks relating to our incorporation in Guernsey
▪Other factors discussed under “Risk factors” in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”)
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements contained in this Form 10-Q, the 2025 Form 10-K, the Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “1Q26 Form 10-Q”) and other periodic and current reports that we file with or furnish to the US Securities and Exchange Commission (the "SEC"). Many of these factors are beyond our ability to control or predict, and new factors emerge from time to time. Furthermore, we cannot assess the impact of each such factor on our business or the extent to which any factor or combination of factors may cause actual results and events to be materially different from those contained in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Additionally, we believe it is useful to provide a view of Burford as a stand-alone business (i.e., eliminating the impact of these private funds and entities) by furnishing information on a non-GAAP basis that eliminates the effect of this consolidation. We refer to this basis of presentation as “Burford-only”. Our segment reporting, which conveys the performance of our business across two reportable segments—Principal Finance and Asset Management and Other Services—is presented on a Burford-only basis. We refer to our segment reporting in the aggregate as “Total segments”. Disclosures labeled as “Total segments (Burford-only)” in this Form 10-Q are synonymous with similar disclosures labeled as “Burford-only” in prior reporting periods.
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

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share data)	2026	2025	2026	2025
Revenues
Capital provision income/(loss)	$101,479	$224,164	$(2,397,286)	$355,680
Plus/(Less): Third-party interests in capital provision assets	1,112	(43,257)	773,007	(64,053)
Asset management income/(loss)	289	1,349	573	2,887
Marketable securities income/(loss) and interest	6,981	8,597	13,393	15,384
Other income/(loss)	822	433	622	247
Total revenues	110,683	191,286	(1,609,691)	310,145

Operating expenses
Compensation and benefits
Salaries and benefits	18,152	11,749	31,316	24,144
Annual incentive compensation	4,118	5,074	9,541	9,319
Share-based and deferred compensation	2,230	7,265	(2,995)	10,064
Long-term incentive compensation including accruals	6,292	12,865	(123,402)	19,740
General, administrative and other	8,612	7,792	17,200	18,002
Case-related expenditures ineligible for inclusion in asset cost	8,037	4,320	(34,315)	8,897
Total operating expenses	47,441	49,065	(102,655)	90,166

Operating income/(loss)	63,242	142,221	(1,507,036)	219,979

Other expenses
Finance costs	49,626	33,979	99,268	67,859
Foreign currency transactions (gains)/losses and other expenses	(350)	(1,505)	15,294	(2,105)
Total other expenses	49,276	32,474	114,562	65,754

Income/(loss) before income taxes	13,966	109,747	(1,621,598)	154,225

Provision for/(benefit from) income taxes	4,486	4,594	2,069	12,162
Net income/(loss)	9,480	105,153	(1,623,667)	142,063

Net income/(loss) attributable to non-controlling interests	7,276	16,857	6,198	22,838
Net income/(loss) attributable to Burford Capital Limited shareholders	2,204	88,296	(1,629,865)	119,225

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	$0.01	$0.40	($7.44)	$0.54
Diluted	$0.01	$0.39	($7.44)	$0.53

Weighted average ordinary shares outstanding
Basic	219,193,548	218,669,697	218,979,866	218,983,036
Diluted	225,087,543	223,983,079	218,979,866	224,047,637
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income/(loss)	$9,480	$105,153	$(1,623,667)	$142,063
Other comprehensive income/(loss)
Foreign currency translation adjustment	163	(8,234)	12,262	(12,263)
Comprehensive income/(loss)	9,643	96,919	(1,611,405)	129,800

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	7,276	16,857	6,198	22,838
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	2,367	80,062	(1,617,603)	106,962
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026	December 31, 2025
($ in thousands, except share data)	(unaudited)
Assets
Cash and cash equivalents	$696,899	$566,437
Marketable securities	50,361	89,486
Other assets	82,042	73,743
Due from settlement of capital provision assets	122,370	164,804
Capital provision assets	3,184,677	5,609,949
Goodwill	134,002	134,020
Deferred tax asset	1,787	2,733
Total assets	4,272,138	6,641,172

Liabilities
Debt interest payable	78,181	60,033
Other liabilities	89,162	191,606
Long-term incentive compensation payable	91,191	228,366
Debt payable	2,403,336	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	93,000	858,491
Deferred tax liability	48,943	47,117
Total liabilities	2,803,813	3,513,442

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 221,829,450 ordinary shares issued and 219,584,503 ordinary shares outstanding as of June 30, 2026 and 220,667,387 ordinary shares issued and 218,897,440 ordinary shares outstanding as of December 31, 2025	624,700	615,453
Additional paid-in capital	53,580	56,787
Accumulated other comprehensive income/(loss)	12,063	(199)
Treasury shares; 2,244,947 ordinary shares at $12.71 cost as of June 30, 2026 and 1,769,947 ordinary shares at $14.06 cost as of December 31, 2025	(28,532)	(24,879)
Retained earnings	157,248	1,800,860
Total Burford Capital Limited equity	819,059	2,448,022
Non-controlling interests	649,266	679,708
Total shareholders' equity	1,468,325	3,127,730
Total liabilities and shareholders' equity	4,272,138	6,641,172
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income/(loss)	$(1,623,667)	$142,063

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Capital provision (income)/loss	2,397,286	(355,680)
(Income)/loss on marketable securities	(1,379)	(7,019)
Other (income)/loss	(622)	(247)
Share-based and deferred compensation	(2,995)	10,064
Deferred tax (benefit)/expense	2,734	10,457
Other	41,115	1,332
Changes in operating assets and liabilities:
Proceeds from capital provision assets	294,381	447,812
Deployments to capital provision assets	(250,023)	(316,780)
Net proceeds from/(funding of) marketable securities	41,891	1,820
Proceeds from/(payments of) other income	2,781	1,331
(Increase)/decrease in other assets	(6,397)	(10,570)
Increase/(decrease) in other liabilities	(214,267)	69,979
Net increase/(decrease) on financial liability to third-party investment	(765,491)	76,377
Net cash provided by/(used in) operating activities	(84,653)	70,939

Cash flows from investing activities:
Acquisitions of equity method and other investments	(2,962)	—
Purchases of property and equipment	(96)	(127)
Net cash provided by/(used in) investing activities	(3,058)	(127)

Cash flows from financing activities:
Debt issuance, including original issue premium	500,000	—
Debt issuance costs	(9,278)	—
Debt extinguishment	(218,205)	(6,682)
Dividends paid on ordinary shares	(13,747)	(13,667)
Acquisition of ordinary shares held in treasury	(3,653)	(15,310)
Third-party net capital contribution/(distribution)	(36,640)	(134,869)
Net cash provided by/(used in) financing activities	218,477	(170,528)

Net increase/(decrease) in cash and cash equivalents	130,766	(99,716)
Cash and cash equivalents at beginning of period	566,437	469,930
Effect of exchange rate changes on cash and cash equivalents	(304)	2,034
Cash and cash equivalents at end of period	696,899	372,248
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Six months ended June 30,
($ in thousands)	2026	2025
Cash received from interest and dividend income	$12,437	$8,852
Cash paid for debt interest	(77,059)	(32,074)
Cash received from income tax refund	395	13
Cash paid for income taxes	(7,280)	(21,182)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Three months ended June 30, 2026
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	221,314,262	(2,244,947)	$621,251	$(28,532)	$54,516	$168,791	$11,900	$827,926	$685,714	$1,513,640
Net income/(loss)	—	—	—	—	—	2,204	—	2,204	7,276	9,480
Foreign currency translation adjustment	—	—	—	—	—	—	163	163	—	163
Issuance of new ordinary shares to satisfy vested share-based awards	256,265	—	2,198	—	(2,198)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	163,711	—	855	—	(160)	—	—	695	—	695
Issuance of new ordinary shares under the NED Plan	95,212	—	396	—	—	—	—	396	—	396
Acquisition of ordinary shares held in treasury	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(132)	—	—	(132)	—	(132)
Share-based and deferred compensation	—	—	—	—	1,554	—	—	1,554	—	1,554
Dividends paid	—	—	—	—	—	(13,747)	—	(13,747)	—	(13,747)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(43,724)	(43,724)
End of period	221,829,450	(2,244,947)	624,700	(28,532)	53,580	157,248	12,063	819,059	649,266	1,468,325

	Three months ended June 30, 2025
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(1,769,947)	$610,037	$(24,879)	$45,762	$1,797,364	$6,091	$2,434,375	$726,206	$3,160,581
Net income/(loss)	—	—	—	—	—	88,296	—	88,296	16,857	105,153
Foreign currency translation adjustment	—	—	—	—	—	—	(8,234)	(8,234)	—	(8,234)
Issuance of new ordinary shares to satisfy vested share-based awards	340,685	—	3,193	—	(3,193)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,192)	(649)	—	(2,841)	—	(2,841)
Share-based and deferred compensation	—	—	—	—	4,428	—	—	4,428	—	4,428
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(17,691)	(17,691)
End of period	220,572,370	(1,769,947)	614,748	(24,879)	43,966	1,871,344	(2,143)	2,503,036	725,372	3,228,408

	Six months ended June 30, 2026
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,667,387	(1,769,947)	$615,453	$(24,879)	$56,787	$1,800,860	$(199)	$2,448,022	$679,708	$3,127,730
Net income/(loss)	—	—	—	—	—	(1,629,865)	—	(1,629,865)	6,198	(1,623,667)
Foreign currency translation adjustment	—	—	—	—	—	—	12,262	12,262	—	12,262
Issuance of new ordinary shares to satisfy vested share-based awards	903,140	—	7,996	—	(7,996)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	163,711	—	855	—	(160)	—	—	695	—	695
Issuance of new ordinary shares under the NED Plan	95,212	—	396	—	—	—	—	396	—	396
Acquisition of ordinary shares held in treasury	—	(475,000)	—	(3,653)	—	—	—	(3,653)	—	(3,653)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(3,049)	—	—	(3,049)	—	(3,049)
Share-based and deferred compensation	—	—	—	—	7,998	—	—	7,998	—	7,998
Dividends paid	—	—	—	—	—	(13,747)	—	(13,747)	—	(13,747)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(36,640)	(36,640)
End of period	221,829,450	(2,244,947)	624,700	(28,532)	53,580	157,248	12,063	819,059	649,266	1,468,325

	Six months ended June 30, 2025
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	119,225	—	119,225	22,838	142,063
Foreign currency translation adjustment	—	—	—	—	—	—	(12,263)	(12,263)	—	(12,263)
Issuance of new ordinary shares to satisfy vested share-based awards	340,685	—	3,193	—	(3,193)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,192)	(649)	—	(2,841)	—	(2,841)
Share-based and deferred compensation	—	—	—	—	7,781	—	—	7,781	—	7,781
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(134,869)	(134,869)
End of period	220,572,370	(1,769,947)	614,748	(24,879)	43,966	1,871,344	(2,143)	2,503,036	725,372	3,228,408
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
The accompanying unaudited condensed consolidated financial statements and notes thereto as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the 2025 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
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
Goodwill
Goodwill arises as a result of the acquisition of subsidiaries and represents the excess of the purchase consideration over the fair value of the Group’s share of the assets acquired and the liabilities assumed on the acquisition date. After initial recognition, goodwill is measured at cost less any accumulated impairment losses. For the purposes of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units. During the three months ended March 31, 2026, the Group considered the decline in the price of its ordinary shares as a potential indicator of impairment. The Group performed a qualitative assessment pertaining to the decline in share price in accordance with ASC 350—Intangibles—Goodwill and Other for the six months ended June 30, 2026 and concluded that it is not more likely than not that the fair value of its reporting units is less than their carrying amounts. Accordingly, no impairment charge was recognized for the period.
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
The Group’s effective tax rate was 32% and 4% for the three months ended June 30, 2026 and 2025, respectively, and (0.1)% and 8% for the six months ended June 30, 2026 and 2025, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
Gross deferred tax assets	104,116	91,096
Gross deferred tax liabilities	(80,346)	(82,700)
Valuation allowance	(70,926)	(52,780)
Net deferred tax liabilities	(47,156)	(44,384)
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
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for the three and six months ended June 30, 2026 or for any prior tax year that currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, update its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this Form 10-Q, the Group is subject to audit in the State of New York for the tax years ended December 31, 2024, 2023 and 2022. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and thereafter.
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

	Three months ended June 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$85,302	$—	$85,302	$16,177	$101,479
Plus/(Less): Third-party interests in capital provision assets	—	—	—	1,112	1,112
Asset management income/(loss)	—	10,360	10,360	(10,071)	289
Marketable securities income/(loss) and interest	6,935	—	6,935	46	6,981
Other income/(loss)	—	822	822	—	822
Total revenues	92,237	11,182	103,419	7,264	110,683

Compensation and benefits	28,458	2,334	30,792	—	30,792
General, administrative and other	7,097	1,483	8,580	32	8,612
Case-related expenditures ineligible for inclusion in asset cost	8,111	—	8,111	(74)	8,037
Operating expenses	43,666	3,817	47,483	(42)	47,441

Other expenses
Finance costs	49,626	—	49,626	—	49,626
Foreign currency transactions (gains)/losses and other expenses	(216)	(164)	(380)	30	(350)
Total other expenses	49,410	(164)	49,246	30	49,276

Income/(loss) before income taxes	(839)	7,529	6,690	7,276	13,966
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$155,410	$—	$155,410	$68,754	$224,164
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(43,257)	(43,257)
Asset management income/(loss)	—	7,112	7,112	(5,763)	1,349
Marketable securities income/(loss) and interest	8,542	—	8,542	55	8,597
Other income/(loss)	—	433	433	—	433
Total revenues	163,952	7,545	171,497	19,789	191,286

Compensation and benefits	30,085	6,868	36,953	—	36,953
General, administrative and other	6,297	1,369	7,666	126	7,792
Case-related expenditures ineligible for inclusion in asset cost	1,493	—	1,493	2,827	4,320
Operating expenses	37,875	8,237	46,112	2,953	49,065

Other expenses
Finance costs	33,979	—	33,979	—	33,979
Foreign currency transactions (gains)/losses and other expenses	(1,484)	—	(1,484)	(21)	(1,505)
Total other expenses	32,495	—	32,495	(21)	32,474

Income/(loss) before income taxes	93,582	(692)	92,890	16,857	109,747
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$(1,583,781)	$—	$(1,583,781)	$(813,505)	$(2,397,286)
Plus/(Less): Third-party interests in capital provision assets	—	—	—	773,007	773,007
Asset management income/(loss)	—	15,642	15,642	(15,069)	573
Marketable securities income/(loss) and interest	13,253	—	13,253	140	13,393
Other income/(loss)	—	622	622	—	622
Total revenues	(1,570,528)	16,264	(1,554,264)	(55,427)	(1,609,691)

Compensation and benefits	(94,552)	9,012	(85,540)	—	(85,540)
General, administrative and other	13,933	3,210	17,143	57	17,200
Case-related expenditures ineligible for inclusion in asset cost	27,401	—	27,401	(61,716)	(34,315)
Operating expenses	(53,218)	12,222	(40,996)	(61,659)	(102,655)

Other expenses
Finance costs	99,268	—	99,268	—	99,268
Foreign currency transactions (gains)/losses and other expenses	15,967	(707)	15,260	34	15,294
Total other expenses	115,235	(707)	114,528	34	114,562

Income/(loss) before income taxes	(1,632,545)	4,749	(1,627,796)	6,198	(1,621,598)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$246,360	$—	$246,360	$109,320	$355,680
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(64,053)	(64,053)
Asset management income/(loss)	—	20,949	20,949	(18,062)	2,887
Marketable securities income/(loss) and interest	15,242	—	15,242	142	15,384
Other income/(loss)	—	247	247	—	247
Total revenues	261,602	21,196	282,798	27,347	310,145

Compensation and benefits	51,147	12,120	63,267	—	63,267
General, administrative and other	14,609	3,177	17,786	216	18,002
Case-related expenditures ineligible for inclusion in asset cost	4,582	—	4,582	4,315	8,897
Operating expenses	70,338	15,297	85,635	4,531	90,166

Other expenses
Finance costs	67,859	—	67,859	—	67,859
Foreign currency transactions (gains)/losses and other expenses	(2,083)	—	(2,083)	(22)	(2,105)
Total other expenses	65,776	—	65,776	(22)	65,754

Income/(loss) before income taxes	125,488	5,899	131,387	22,838	154,225
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

	June 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$716,636	$16,219	$732,855	$14,405	$747,260
Other assets	$33,009	$178,478	$211,487	$(129,445)	$82,042
Due from settlement of capital provision assets	$122,370	$—	$122,370	$—	$122,370
Capital provision assets	$2,319,497	$—	$2,319,497	$865,180	$3,184,677
Total assets	$3,302,299	$219,699	$3,521,998	$750,140	$4,272,138
1. Reconciling items include the proportional balances that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

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
1. Reconciling items include the proportional balances that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
5. Capital provision assets
Capital provision assets are financial instruments that relate to the provision of capital in connection with legal finance, which includes the Advantage Fund.
The Group’s largest individual asset was its interest in the proceeds of claims brought by the Petersen and Eton Park entities against the Republic of Argentina and YPF S.A. On September 15, 2023, judgment was entered in favor of the plaintiffs resulting in a substantial increase in the balance sheet fair value of the YPF-related assets, and that value increased further in the year ended December 31, 2024 when the court ordered the turnover of certain YPF S.A.’s shares to plaintiffs. However, on March 27, 2026, the US Court of Appeals for the Second Circuit reversed on appeal the US District Court for the Southern District of New York’s entry of judgment in favor of Petersen and Eton Park in the YPF-related assets (the “YPF Judgment Reversal”) and, as a result, the balance sheet fair value of the YPF-related assets has been significantly reduced.
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$3,120,499	$5,305,021	$5,609,949	$5,243,917
Transfers(1)	—	—	(23,043)	—
Deployments	110,076	100,304	250,023	316,780
Realizations	(148,970)	(90,077)	(250,279)	(378,925)
Income/(loss) for the period(2)	105,779	211,186	(2,393,471)	336,754
Foreign exchange gains/(losses)	(2,707)	18,249	(8,502)	26,157
End of period	3,184,677	5,544,683	3,184,677	5,544,683

Deployed cost, end of period	2,566,282	2,404,992	2,566,282	2,404,992
Unrealized fair value, end of period	618,395	3,139,691	618,395	3,139,691
Total capital provision assets	3,184,677	5,544,683	3,184,677	5,544,683
1. Relates to certain costs previously included within capital provision assets that did not meet the applicable criteria for inclusion in the fair value of those assets. These amounts have been expensed in the three months ended March 31, 2026 within “Case-related expenditures ineligible for inclusion in asset cost”. The impact of this matter was not material to the three and six months ended June 30, 2026 or any of the prior periods.

2. Includes a capital provision loss of $2.4 billion for the six months ended June 30, 2026 relating to the YPF Judgment Reversal.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net realized gains/(losses)	$65,655	$40,296	$97,825	$107,915
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	40,124	170,890	(2,491,296)	228,839
Income/(loss) on capital provision assets	105,779	211,186	(2,393,471)	336,754
Foreign exchange gains/(losses)	(2,514)	10,966	(5,847)	16,376
Net income/(loss) from due from settlement of capital provision assets	1,250	2,303	1,820	2,955
Other income/(loss)	(3,036)	(291)	212	(405)
Total capital provision income/(loss) as reported in the unaudited condensed consolidated statements of operations	101,479	224,164	(2,397,286)	355,680
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$180,041	$102,648	$164,804	$183,858
Transfer of realizations from capital provision assets	148,970	90,077	250,279	378,925
Net income/(loss)	1,250	2,303	1,820	2,955
Proceeds from capital provision assets	(208,032)	(76,758)	(294,381)	(447,812)
Foreign exchange gains/(losses)	141	181	(152)	525
End of period	122,370	118,451	122,370	118,451

Current assets	113,149	105,378	113,149	105,378
Non-current assets	9,221	13,073	9,221	13,073
Total due from settlement of capital provision assets	122,370	118,451	122,370	118,451

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Management fee income	$289	$1,349	$573	$2,887
Performance fee income	—	—	—	—
Total asset management income(1)	289	1,349	573	2,887
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$85,291	$197,293	$228,366	$217,552
Long-term incentive compensation including accruals(1)	6,292	12,865	(123,402)	19,740
Cash paid	(439)	(371)	(13,543)	(28,072)
Foreign exchange gains/(losses)	47	1,373	(230)	1,940
End of period	91,191	211,160	91,191	211,160
1. Includes the reversal of a $124.5 million incentive compensation accrual for the six months ended June 30, 2026 relating to the YPF Judgment Reversal.
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
General expenses payable	$41,681	$75,664
Insurance liabilities	20,793	23,713
Lease liabilities	12,013	13,151
Audit fees payable	1,595	1,484
Tax payable	—	648
Payable for capital provision assets	5,419	2,346
Contingent fees(1)	7,661	74,600
Total other liabilities	89,162	191,606
1. Includes the reversal of a $66.9 million case-related expenditure ineligible for inclusion in asset cost for the six months ended June 30, 2026 relating to the YPF Judgment Reversal.
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3491 as of December 31, 2025. There were no debt securities denominated in pound sterling as of June 30, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	June 30, 2026	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Burford Capital PLC
5.000% Bonds due December 1, 2026(2)	$—	$—	$218,325	$—	$217,417

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028	$400,000	$397,776	$397,155	$396,252	$398,188
6.875% Senior Notes due April 15, 2030	$360,000	$354,957	$354,291	$343,163	$353,693
9.250% Senior Notes due July 1, 2031	$675,000	$668,709	$668,080	$657,808	$696,722
7.500% Senior Notes due July 15, 2033	$500,000	$490,642	$489,978	$423,610	$480,970
8.50% Senior Notes due January 15, 2034(3)	$500,000	$491,252	$—	$438,525	$—
Total debt	$2,435,000	$2,403,336	$2,127,829	$2,259,358	$2,146,990
1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% bonds due 2026 (the “2026 Bonds”), which were redeemed in full on January 30, 2026, resulting in a loss on early extinguishment of debt of $0.6 million. As a result, as of June 30, 2026, the Company no longer had any outstanding debt securities with maintenance-based financial covenants, and all of the Company’s remaining outstanding debt securities contain only incurrence-based covenants.

3. On January 15, 2026, Burford Capital Global Finance LLC issued $500.0 million aggregate principal amount of the 2034 Notes (as defined below). See “—Issuance of 2034 Notes” for additional information with respect to the issuance of the 2034 Notes.

The table below sets forth the maturities of the Group’s outstanding debt securities and debt interest payable as of the date indicated.

	June 30, 2026
($ in thousands)	Debt payable	Debt interest payable
2026	$—	$96,094
2027	—	192,188
2028	400,000	179,688
2029	—	167,188
2030	360,000	154,813
Thereafter	1,675,000	323,688
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
5.000% Bonds due 2026	$—	$316
6.250% Senior Notes due 2028	2,224	2,845
6.875% Senior Notes due 2030	3,750	4,245
9.250% Senior Notes due 2031	9,477	10,424
7.500% Senior Notes due 2033	9,358	10,022
8.50% Senior Notes due 2034	8,748	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Debt interest expense(1)	$48,046	$32,875	$95,841	$65,647
Debt issuance costs incurred as finance costs	1,580	1,104	3,427	2,212
Total finance costs	49,626	33,979	99,268	67,859
1. Includes (gains)/losses on debt extinguishment of $nil million for each of the three months ended June 30, 2026 and 2025 and $0.6 million and $nil million for the six months ended June 30, 2026 and 2025, respectively.

Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured, unsubordinated obligations of the issuer that are fully and unconditionally guaranteed by the Company. As of June 30, 2026, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
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

($ in thousands)	June 30, 2026	December 31, 2025
Company and its Restricted Subsidiaries
Total assets	$3,603,517	$5,941,410
Third-party indebtedness	2,403,336	2,127,829

Unrestricted Subsidiaries
Total assets	668,621	699,762
Third-party indebtedness	—	—

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Company and its Restricted Subsidiaries
Total revenues	$103,271	$172,056	$(1,618,026)	$282,847

Unrestricted Subsidiaries
Total revenues	7,412	19,230	8,335	27,298
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$768,850	$768,850
Portfolio	—	—	1,389,446	1,389,446
Portfolio with equity risk	—	—	39,259	39,259
Legal risk management	—	—	6,210	6,210
Non-derivative financial assets
Joint ventures and equity method investments	—	—	216,341	216,341
Single case with equity risk	1,848	—	—	1,848
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,272	—	655,297	657,569
Core legal finance (EP Funds)	—	—	38,172	38,172
Lower risk legal finance (Advantage Fund)	—	—	66,982	66,982
Total capital provision assets	4,120	—	3,180,557	3,184,677

Due from settlement of capital provision assets	—	—	122,370	122,370
Marketable securities
Government securities	—	-	—	-
Corporate bonds	—	29,547	—	29,547
Asset-backed securities	—	9,654	—	9,654
Mutual funds	4,790	—	—	4,790
Certificates of deposit	6,370	—	—	6,370
Total assets	15,280	39,201	3,302,927	3,357,408

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	93,000	93,000
Total liabilities	—	—	93,000	93,000
Net total	15,280	39,201	3,209,927	3,264,408

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$819,515	$819,515
Portfolio	—	—	3,383,317	3,383,317
Portfolio with equity risk	—	—	38,524	38,524
Legal risk management	—	—	5,737	5,737
Non-derivative financial assets
Joint ventures and equity method investments	—	—	189,488	189,488
Single case with equity risk	2,811	—	—	2,811
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,846	—	650,616	653,462
Core legal finance (EP Funds)	—	—	451,407	451,407
Lower risk legal finance (Advantage Fund)	—	—	65,688	65,688
Total capital provision assets	5,657	—	5,604,292	5,609,949

Due from settlement of capital provision assets	—	—	164,804	164,804
Marketable securities
Government securities	—	58,333	—	58,333
Corporate bonds	—	15,861	—	15,861
Asset-backed securities	—	1,177	—	1,177
Mutual funds	7,828	—	—	7,828
Certificates of deposit	6,287	—	—	6,287
Total assets	19,772	75,371	5,769,096	5,864,239

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	858,491	858,491
Total liabilities	—	—	858,491	858,491
Net total	19,772	75,371	4,910,605	5,005,748
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2026
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$752,077	$—	$—	$37,101	$(49,777)	$30,154	$(705)	$768,850
Portfolio	1,336,333	—	—	53,449	(36,347)	36,803	(792)	1,389,446
Portfolio with equity risk	31,788	—	—	91	—	7,380	—	39,259
Legal risk management	5,927	—	—	—	—	332	(49)	6,210
Joint ventures and equity method investments	204,964	—	—	4,682	(27)	7,961	(1,239)	216,341
Core legal finance (BOF-C)	678,522	—	—	14,299	(59,198)	21,674	—	655,297
Core legal finance (EP Funds)	38,357	—	—	454	—	(639)	—	38,172
Lower risk legal finance (Advantage Fund)	67,004	—	—	—	(1,800)	1,778	—	66,982
Total capital provision assets	3,114,972	—	—	110,076	(147,149)	105,443	(2,785)	3,180,557
Due from settlement of capital provision assets	180,041	—	—	148,970	(208,032)	1,250	141	122,370
Total Level 3 assets	3,295,013	—	—	259,046	(355,181)	106,693	(2,644)	3,302,927

Financial liabilities relating to third-party interests in capital provision assets	87,698	—	—	6,525	15	(1,112)	(126)	93,000
Total Level 3 liabilities	87,698	—	—	6,525	15	(1,112)	(126)	93,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$756,442	$—	$—	$45,340	$(37,713)	$35,755	$7,317	$807,141
Portfolio	3,099,848	—	—	33,810	(13,359)	109,724	5,150	3,235,173
Portfolio with equity risk	74,222	—	—	91	—	2,638	—	76,951
Legal risk management	7,197	—	—	—	—	641	609	8,447
Joint ventures and equity method investments	157,435	—	—	—	(240)	19,176	4,408	180,779
Core legal finance (BOF-C)	679,101	—	—	20,635	(13,889)	14,119	(24)	699,942
Core legal finance (EP Funds)[1]	410,204	—	—	—	—	21,800	—	432,004
Lower risk legal finance (Advantage Fund)	108,050	—	—	428	(22,774)	5,318	—	91,022
Total capital provision assets	5,292,499	—	—	100,304	(87,975)	209,171	17,460	5,531,459
Due from settlement of capital provision assets	102,648	—	—	90,077	(76,758)	2,303	181	118,451
Total Level 3 assets	5,395,147	—	—	190,381	(164,733)	211,474	17,641	5,649,910

Financial liabilities relating to third-party interests in capital provision assets	780,330	—	—	(237)	—	43,257	80	823,430
Total Level 3 liabilities	780,330	—	—	(237)	—	43,257	80	823,430
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of June 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a “Single case” capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to “Core legal finance (EP Funds)”. The “Core legal finance (EP Funds)” end-of-period balance includes $82.6 million attributable to third-party interests, of which approximately $80.0 million were other additions that are offset by other third-party liabilities assumed on consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2026
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$819,515	$—	$(11,940)	$58,026	$(87,809)	$(5,918)	$(3,024)	$768,850
Portfolio	3,383,317	—	(6,580)	136,455	(93,514)	(2,028,475)	(1,757)	1,389,446
Portfolio with equity risk	38,524	—	—	180	—	555	—	39,259
Legal risk management	5,737	—	—	—	—	649	(176)	6,210
Joint ventures and equity method investments	189,488	—	—	12,303	(583)	18,662	(3,529)	216,341
Core legal finance (BOF-C)	650,616	—	(4,523)	42,202	(63,076)	30,078	—	655,297
Core legal finance (EP Funds)	451,407	—	—	857	—	(414,092)	—	38,172
Lower risk legal finance (Advantage Fund)	65,688	—	—	—	(3,436)	4,730	—	66,982
Total capital provision assets	5,604,292	—	(23,043)	250,023	(248,418)	(2,393,811)	(8,486)	3,180,557
Due from settlement of capital provision assets	164,804	—	—	250,279	(294,381)	1,820	(152)	122,370
Total Level 3 assets	5,769,096	—	(23,043)	500,302	(542,799)	(2,391,991)	(8,638)	3,302,927

Financial liabilities relating to third-party interests in capital provision assets	858,491	—	1,174	6,525	(44)	(773,007)	(139)	93,000
Total Level 3 liabilities	858,491	—	1,174	6,525	(44)	(773,007)	(139)	93,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$107,400	$(135,349)	$58,995	$10,050	$807,141
Portfolio	3,053,800	—	—	61,779	(62,907)	175,487	7,014	3,235,173
Portfolio with equity risk	65,041	—	—	180	—	11,730	—	76,951
Legal risk management	6,442	—	—	—	—	1,118	887	8,447
Joint ventures and equity method investments	154,220	—	—	—	(825)	20,318	7,066	180,779
Core legal finance (BOF-C)	705,315	—	—	31,185	(67,481)	30,923	—	699,942
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	30,229	—	432,004
Lower risk legal finance (Advantage Fund)	189,288	—	—	935	(108,483)	9,282	—	91,022
Total capital provision assets	5,226,625	—	—	316,780	(375,045)	338,082	25,017	5,531,459
Due from settlement of capital provision assets	183,858	—	—	378,925	(447,812)	2,955	525	118,451
Total Level 3 assets	5,410,483	—	—	695,705	(822,857)	341,037	25,542	5,649,910

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,242	—	64,053	82	823,430
Total Level 3 liabilities	747,053	—	—	12,242	—	64,053	82	823,430
1. The restructuring of the EP Funds resulted in the Group being required to consolidate the underlying assets and liabilities of the entities as of June 30, 2025. See note 2 (Summary of significant accounting policies) for additional information with respect to the EP Funds. Prior to consolidation, the Group had a “Single case” capital provision asset with the EP Funds representing its Eton Park interest in the YPF-related assets. This asset is eliminated on consolidation and forms part of the additions to “Core legal finance (EP Funds)”. The “Core legal finance (EP Funds)” end-of-period balance includes $82.6 million attributable to third-party interests, of which approximately $80.0 million were other additions that are offset by other third-party liabilities assumed on consolidation.

All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026 and 2025.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	June 30, 2026
Type:
Single case, Portfolio, Legal risk management, Joint ventures and equity method investments, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				5.1%	7.7%	6.7%
Duration(2) (years)				0.5	13.8	3.5
Adjusted risk premium				0.0%	100.0%	48.6%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$153,869	$114,143	$268,012	5.0%	40.0%	25.7%
Trial court judgment or tribunal award	77,118	115,923	193,041	25.0%	60.0%	56.9%
Appeal judgment	63,040	69,428	132,468	67.6%	80.0%	69.3%
Asset freeze	2,441	916	3,357	4.4%	4.4%	4.4%
Exhaustion of as-of-right appeals	5,000	7,526	12,526	80.0%	80.0%	80.0%
Exhaustion of all appeals	79,882	52,828	132,710	100.0%	100.0%	100.0%
Settlement	9,417	(2,254)	7,163	80.0%	100.0%	100.0%
Portfolios with multiple factors	643,086	392,387	1,035,473	0.0%	100.0%	23.9%
Other	341	(167)	174	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	65,622	(44,408)	21,214	(40.0)%	(60.0)%	(47.1)%
Trial court judgment or tribunal award	63,062	(30,819)	32,243	(10.0)%	(60.0)%	(58.7)%
Appeal judgment	10,980	(12,032)	(1,052)	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	50,616	(29,654)	20,962	(10.0)%	(56.7)%	(28.3)%
No case milestone:	1,095,229	(80,061)	1,015,168
YPF-related assets:	125,623	(24,559)	101,064
	2,445,326	529,197	2,974,523

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	57,933	9,050	66,983	11.9%	20.8%	14.8%
Duration(2) (years)				0.3	2.5	1.1

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,724	15,327	46,051	14.0%	14.0%	14.0%
Resolution timing (years)				0.3	2.3	0.9
Conversion ratio				0.5	0.5	0.5

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	122,127	243	122,370	6.6%	6.6%	6.6%
Collection risk				—%	—%	—%

Level 3 assets and liabilities, net	2,656,110	553,817	3,209,927
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $321.0 million and $491.1 million as of June 30, 2026 and December 31, 2025, respectively.
In addition, as of June 30, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	June 30, 2026	December 31, 2025
+100 bps interest rates	$(118,337)	$(166,466)
+50 bps interest rates	(59,576)	(83,662)
-50 bps interest rates	63,554	87,423
-100 bps interest rates	128,098	175,812
Furthermore, as of June 30, 2026 and December 31, 2025, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	June 30, 2026	December 31, 2025
+12 months duration(1)	$(257,236)	$(422,303)
+6 months duration(1)	(129,030)	(229,491)
-6 months duration(1)	134,128	199,038
-12 months duration(1)	269,242	383,172
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
Consolidated VIEs include entities relating to the Group’s private funds (e.g., BOF-C and the Advantage Fund), the EP Funds, investment vehicles for sale and resale of the participation interests (e.g., Colorado), a partnership entity for the payment of profits interests to employees (e.g., Burford Capital 2025 LP) and acquisition of interests in secured promissory notes (e.g., Mellor Investments LLC, formerly known as Forest Hills Investments LLC).
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of June 30, 2026 and December 31, 2025, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
Total assets	$936,193	$3,930,646
Total liabilities	81,085	408,776
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Total revenues	$(3,753)	$69,449	$(2,661,494)	$106,077

Cash flows
Proceeds	61,469	37,393	66,986	177,648
(Funding)	(18,234)	(22,978)	(60,431)	(34,568)

Cash balance as of end of period	15,578	19,132	15,578	19,132
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
On-balance sheet exposure	$36,239	$36,329
Off-balance sheet exposure - undrawn commitments	22,154	23,366
Maximum exposure to loss	58,393	59,695

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Shareholders’ equity
Share repurchases
At the annual general meeting held on May 13, 2026, the Company’s shareholders approved a resolution for the purchase of up to 21,889,744 ordinary shares of the Company on the open market, which authority is set to expire the earlier of (i) the close of the Company’s annual general meeting to be held in 2027 and (ii) August 12, 2027. As of June 30, 2026, there were 21,889,744 ordinary shares available for open market repurchases under this authorization.
Dividends
On February 25, 2026, the Board of Directors declared a final dividend of 6.25¢ per ordinary share, and the Company’s shareholders approved the final dividend at the annual general meeting held on May 13, 2026. The final dividend was paid on June 12, 2026 to shareholders of record as of the close of business on May 22, 2026.
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
For the three and six months ended June 30, 2026, 997,650 and 7,119,145 potential ordinary shares, respectively, related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.
For the three and six months ended June 30, 2025, 514,320 and 403,041 potential ordinary shares, respectively, related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net income/(loss) attributable to Burford Capital Limited shareholders	$2,204	$88,296	$(1,629,865)	$119,225

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	$0.01	$0.40	($7.44)	$0.54
Diluted	$0.01	$0.39	($7.44)	$0.53

Weighted average ordinary shares outstanding:
Basic	219,193,548	218,669,697	218,979,866	218,983,036
Dilutive effect of share-based awards and awards under the NQDC Plan	5,893,995	5,313,382	—	5,064,601
Diluted	225,087,543	223,983,079	218,979,866	224,047,637
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Group’s commitments are generally capped at a fixed amount in its financing agreements. In addition, as of June 30, 2026 and December 31, 2025, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025
Definitive	$1,295,753	$1,269,708
Discretionary	725,669	793,533
Legal risk (definitive)	46,915	47,235
Total capital provision undrawn commitments	2,068,337	2,110,476
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
As of August 6, 2026, having considered the legal merits of any relevant proceedings, lawsuits or claims and having received relevant legal advice (including any legal advice from outside counsel), the Group considers there to be no material contingent liability in respect of any such proceedings, lawsuits or claims requiring disclosure in the Group’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate relief that may be sought and the inherent unpredictability of legal proceedings, lawsuits or claims, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Group’s business, financial condition, results of operations and/or liquidity in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
16. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s audited consolidated financial statements contained in the 2025 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.
The table below sets forth the fundings of, and proceeds from, joint ventures and equity method investments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Fundings of joint ventures and equity method investments	$1,652	$700	$5,562	$1,373
Proceeds from joint ventures and equity method investments	4,177	240	5,371	1,056

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
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $23.1 million and $21.8 million as of June 30, 2026 and December 31, 2025, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three and six months ended June 30, 2026 and 2025.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
There have been no events since June 30, 2026 to the date of this Form 10-Q that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations is intended to convey management’s perspective with respect to our operating and financial performance for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this Form 10-Q and the audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
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
In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in this Form 10-Q, the 2025 Form 10-K and the Q126 Form 10-Q.
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
YPF-related assets
Our largest individual asset was our interest in the proceeds of claims brought by the Petersen and Eton Park entities against the Republic of Argentina and YPF S.A. that have been the subject of extensive disclosure in prior reports. On September 15, 2023, judgment was entered in favor of the plaintiffs resulting in a substantial increase in the balance sheet fair value of the YPF-related assets, and that value increased further in the year ended December 31, 2024 when the court ordered the turnover of certain YPF S.A.’s shares to plaintiffs. However, the balance sheet fair value of the YPF-related assets has been significantly reduced as a result of the YPF Judgment Reversal. Further proceedings with respect to the YPF-related assets are ongoing in the US courts and the plaintiffs are also likely to pursue relief through international arbitration proceedings.
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
More broadly, economic conditions can have an impact on the volume and type of litigation that we may consider financing. For example, increased rates of corporate insolvencies can lead to opportunities to finance litigation relating to or arising out of insolvencies and bankruptcies; higher interest rates or other forms of financial or economic stress can cause businesses to act illegally (such as to conspire to fix prices) leading to financeable claims; and pressure from shareholders and other market participants can lead to the commission of securities fraud and other similar acts, again resulting in financeable claims.
During the three and six months ended June 30, 2026, military action in the Middle East, geopolitical tensions and ongoing disruption to global trade drove significant volatility in global financial markets. We do not expect this volatility to have a significant impact on the performance of our legal finance portfolio or our financial results. More generally, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, although it is usual for any impact to occur with a lag.
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
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, courts have continued to work through the case backlog caused by the Covid-19 pandemic and, during the three and six months ended June 30, 2026, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics, and we saw impact from that in our financial results for the year ended December 31, 2025 as extensions of expected duration reduced the fair value of certain assets. In some cases, we are protected on duration risk, because some of our assets have time-based terms that increase our absolute returns as time passes. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.
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
To the extent that the claimant in a matter we are financing becomes insolvent, insolvency proceedings typically provide for the continued prosecution of claims given that the claim is a valuable contingent asset, the recovery of which is in the best interests of the claimant’s stakeholders, and we are often a secured creditor with respect to the litigation we are financing. Nevertheless, a claimant’s insolvency may delay the underlying litigation while the insolvency process unfolds. Judgment creditors are typically unsecured creditors and, should the defendant in a matter we are financing become insolvent, the risk to our recovery is dependent on the financial condition of the judgment debtor and the availability of assets for unsecured creditors.

Other items
There were no material developments with respect to, or changes from, our disclosure in the 2025 Form 10-K relating to the international sanctions on Russian businesses and individuals.
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 and our unaudited condensed consolidated financial condition as of June 30, 2026 and December 31, 2025, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2026 refer to the three or six months ended June 30, 2026, as applicable, and any references to 2025 refer to the three or six months ended June 30, 2025, as applicable.
Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Total revenues	$110,683	$191,286	$(80,603)	(42)%	$(1,609,691)	$310,145	$(1,919,836)	NM
Total operating expenses	47,441	49,065	(1,624)	(3)%	(102,655)	90,166	(192,821)	NM
Operating income/(loss)	63,242	142,221	(78,979)	(56)%	(1,507,036)	219,979	(1,727,015)	NM

Total other expenses	49,276	32,474	16,802	52%	114,562	65,754	48,808	74%
Income/(loss) before income taxes	13,966	109,747	(95,781)	(87)%	(1,621,598)	154,225	(1,775,823)	NM

Provision for/(benefit from) income taxes	4,486	4,594	(108)	(2)%	2,069	12,162	(10,093)	(83)%
Net income/(loss)	9,480	105,153	(95,673)	(91)%	(1,623,667)	142,063	(1,765,730)	NM

Net income/(loss) attributable to non-controlling interests	7,276	16,857	(9,581)	(57)%	6,198	22,838	(16,640)	(73)%
Net income/(loss) attributable to Burford Capital Limited shareholders	2,204	88,296	(86,092)	(98)%	(1,629,865)	119,225	(1,749,090)	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues decreased 42% for the three months ended June 30, 2026, partially offset by a 3% decrease in total operating expenses. The decrease in total revenues was primarily due to a decrease in capital provision income arising mostly from lower fair value adjustments as described below, while the decrease in total operating expenses was primarily due to lower compensation and benefits costs related to lower fair value driven compensation-related accruals, partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost. The net result was $2.2 million in net income attributable to Burford Capital Limited shareholders for the three months ended June 30, 2026 as compared to net income of $88.3 million for the three months ended June 30, 2025.
Total revenues decreased for the six months ended June 30, 2026, partially offset by a decrease in total operating expenses. The decrease in both total revenues and total operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.7 billion and (ii) with respect to total operating expenses, a decrease in long-term incentive compensation including accruals of $124.5 million and a decrease in case-related expenditures ineligible for inclusion in asset cost of $66.9 million. Furthermore, total revenues decreased due to a decrease in capital provision income arising mostly from lower fair value adjustments as described below, while the decrease in total operating expenses as described above was partially offset by an increase in other case-related expenditures ineligible for inclusion in asset cost and an increase in compensation and benefits costs. The net result was $1.6 billion in net loss attributable to Burford Capital Limited shareholders for the six months ended June 30, 2026 as compared to net income of $119.2 million for the six months ended June 30, 2025.
Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Capital provision income/(loss)	$101,479	$224,164	$(122,685)	(55)%	$(2,397,286)	$355,680	$(2,752,966)	NM
Plus/(Less): Third-party interests in capital provision assets	1,112	(43,257)	44,369	NM	773,007	(64,053)	837,060	NM
Asset management income/(loss)	289	1,349	(1,060)	(79)%	573	2,887	(2,314)	(80)%
Marketable securities income/(loss) and interest	6,981	8,597	(1,616)	(19)%	13,393	15,384	(1,991)	(13)%
Other income/(loss)	822	433	389	90%	622	247	375	152%
Total revenues	110,683	191,286	(80,603)	(42)%	(1,609,691)	310,145	(1,919,836)	NM
Capital provision income/(loss)
Three months ended June 30, 2026 as compared to three months ended June 30, 2025
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended June 30,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$65,655	$40,296	$25,359	63%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	40,124	170,890	(130,766)	(77)%
Foreign exchange gains/(losses)	(2,514)	10,966	(13,480)	NM
Other	(1,786)	2,012	(3,798)	NM
Total capital provision income/(loss)	101,479	224,164	(122,685)	(55)%
For the three months ended June 30, 2026, net realized gains were $65.7 million, comprising $97.8 million of gross realized gains, offset by gross realized losses of $32.1 million. For the three months ended June 30, 2025, net realized gains were $40.3 million, comprising $53.1 million of gross realized gains, offset by gross realized losses of $12.8 million. The increase in net realized gains was due to higher individual favorable conclusions in 2026 as compared to 2025 with no single asset significantly impacting the result. Overall, net realized gains resulted from $149.0 million in realizations for the three months ended June 30, 2026 as compared to $90.1 million in realizations for the three months ended June 30, 2025.
Fair value adjustments during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), were affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and their transfer to realized gains/(losses) and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $40.1 million for the three months ended June 30, 2026 as compared to the unrealized gain of $170.9 million for the three months ended June 30, 2025, with the reduction in YPF-related assets contributing to the lower unrealized gain value in 2026.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from March 31, 2026, applying those same discount rates to the portfolio as of June 30, 2026, fair value would have been approximately $8.1 million higher than as reported. The weighted average discount rate across the portfolio increased to 6.7% as of June 30, 2026 from 6.6% as of March 31, 2026, and interest sensitivities of the portfolio to assumed basis point changes in discount rates as of each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was up at 48.6% as of June 30, 2026 from 47.8% as of March 31, 2026. Contributing to the higher risk premium during the period was the addition of newly acquired or originated capital provision assets (as capital provision assets generally have higher risk premiums at their outset).
Six months ended June 30, 2026 as compared to six months ended June 30, 2025
The table below sets forth the components of our capital provision income for the periods indicated.

	Six months ended June 30,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$97,825	$107,915	$(10,090)	(9)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(2,491,296)	228,839	(2,720,135)	NM
Foreign exchange gains/(losses)	(5,847)	16,376	(22,223)	NM
Other	2,032	2,550	(518)	(20)%
Total capital provision income/(loss)	(2,397,286)	355,680	(2,752,966)	NM
For the six months ended June 30, 2026, net realized gains were $97.8 million, comprising $146.2 million of gross realized gains, offset by gross realized losses of $48.4 million. For the six months ended June 30, 2025, net realized gains were $107.9 million, comprising $136.9 million of gross realized gains, offset by gross realized losses of $29.0 million. Net realized gains remained consistent in 2026 as compared to 2025, with no single asset significantly impacting the result. Overall, net realized gains resulted from $250.3 million in realizations for the six months ended June 30, 2026, as compared to $378.9 million in realizations for the six months ended June 30, 2025.
Fair value adjustments during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), were affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and their transfer to realized gains/(losses) and actual performance of matters as they pass through milestones. All of those factors contributed to the net reduction in fair value of $2.5 billion for the six months ended June 30, 2026, of which $2.4 billion was attributable to the YPF-related assets, primarily due to the impact of the YPF Judgment Reversal.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2025, applying those same rates to the portfolio at June 30, 2026, fair value would have been approximately $57.7 million higher than as reported. The weighted average discount rate across the portfolio increased to 6.7% as of June 30, 2026, from 6.1% as of December 31, 2025, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was up at 48.6% as of June 30, 2026, from 31.1% as of December 31, 2025. Contributing to the higher risk premium during the period was the addition of newly acquired or originated capital provision assets (as capital provision assets generally have higher risk premiums at their outset) and the negative milestone for the YPF-related assets.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets increased capital provision income by $1.1 million for the three months ended June 30, 2026, as compared to a reduction of $43.3 million to capital provision income for the three months ended June 30, 2025. The period-over-period change reflected the proportionate decrease in the unrealized gain related to the YPF-related assets, mainly associated with the YPF Judgment Reversal.
Third-party interests in capital provision assets reduced capital provision loss by $0.8 billion for the six months ended June 30, 2026, as compared to a reduction of $64.1 million to capital provision income for the six months ended June 30, 2025, of which $0.8 billion was for the YPF-related assets for the six months ended June 30, 2026.
Asset management income/(loss)
Asset management income decreased 79% and 80% for the three and six months ended June 30, 2026, respectively, as our remaining private funds are in run off and are therefore earning less management fee income period-over-period. As BOF-C and the Advantage Fund are consolidated entities, asset management income from these private funds is eliminated on a consolidated basis and is not reflected here. See “—Asset Management and Other Services segment” for a discussion of our asset management income, reflecting the impact of the income from BOF-C and the Advantage Fund.
Marketable securities income/(loss) and interest
Marketable securities income and interest decreased 19% and 13% for the three and six months ended June 30, 2026, respectively, primarily due to the fact that in 2025 interest income benefited from the appreciation of the pound sterling against the US dollar in our non-USD holdings, which were liquidated in January 2026 to fund the redemption of the 2026 Bonds.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Salaries and benefits	$18,152	$11,749	$6,403	54%	$31,316	$24,144	$7,172	30%
Annual incentive compensation	4,118	5,074	(956)	(19)%	9,541	9,319	222	2%
Share-based and deferred compensation	2,230	7,265	(5,035)	(69)%	(2,995)	10,064	(13,059)	NM
Long-term incentive compensation including accruals	6,292	12,865	(6,573)	(51)%	(123,402)	19,740	(143,142)	NM
Total compensation and benefits	30,792	36,953	(6,161)	(17)%	(85,540)	63,267	(148,807)	NM
General, administrative and other	8,612	7,792	820	11%	17,200	18,002	(802)	(4)%
Case-related expenditures ineligible for inclusion in asset cost	8,037	4,320	3,717	86%	(34,315)	8,897	(43,212)	NM
Total operating expenses	47,441	49,065	(1,624)	(3)%	(102,655)	90,166	(192,821)	NM
Total operating expenses decreased 3% for the three months ended June 30, 2026, primarily due to lower compensation and benefits costs, mainly due to lower fair value driven compensation-related accruals offset by the impact from employee departures. The decrease in total operating expenses was also partially offset by higher case-related expenditures ineligible for inclusion in asset cost.
Total operating expenses decreased to a credit of $102.7 million for the six months ended June 30, 2026, primarily due to lower fair value driven compensation-related accruals and lower case-related expenditures ineligible for inclusion in asset cost.
Fair value driven compensation-related accruals decreased for the six months ended June 30, 2026, primarily due to a $124.5 million credit to long-term incentive compensation including accruals as a result of the YPF Judgment Reversal.
Case-related expenditures ineligible for inclusion in asset cost increased for the three months ended June 30, 2026 and decreased for the six months ended June 30, 2026. The period-over-period changes reflect the level of such expenses and instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases.
Claimant in litigation expenses
Claimant in litigation expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $6.0 million and $2.9 million of the total case-related expenditures ineligible for inclusion in asset cost for the three months ended June 30, 2026 and 2025, respectively, and a credit of $36.7 million and an expense of $7.2 million for the six months ended June 30, 2026 and 2025, respectively.
The decrease for the six months ended June 30, 2026 was primarily due to a $66.9 million credit associated with the YPF Judgment Reversal related to accrued contingent fee arrangements associated with the EP Funds, partially offset by an increase in other case costs. Such other case costs include $23.0 million relating to the correction of certain costs that had been previously included within capital provision assets but that did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
As of June 30, 2026, we have deployed a cumulative $35.0 million of such costs in respect of capital provision assets that remain ongoing.
Other case-related expenses
Other case-related expenditures ineligible for inclusion in asset cost include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $2.0 million and $1.4 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.
Other expenses
The table below sets forth the components of our total other expenses for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Finance costs	49,626	33,979	$15,647	46%	99,268	67,859	31,409	46%
Foreign currency transactions (gains)/losses and other expenses	(350)	(1,505)	1,155	(77)%	15,294	(2,105)	17,399	NM
Total other expenses	49,276	32,474	16,802	52%	114,562	65,754	48,808	74%
Finance costs
Finance costs increased 46% and 46% for the three and six months ended June 30, 2026, respectively, primarily due to interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate outstanding principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the aggregate outstanding principal amount of the 2026 Bonds in January 2026.
Foreign currency transactions (gains)/losses and other expenses
Foreign currency transactions (gains)/losses and other expenses were gains of $0.4 million for the three months ended June 30, 2026, due to the minimal impact of foreign currency exchange rate movements.
Foreign currency transactions (gains)/losses and other expenses were losses of $15.3 million for the six months ended June 30, 2026. The period-over-period change was primarily driven by the realization during the three months ended March 31, 2026, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.
Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Provision for/(benefit from) income taxes	$4,486	$4,594	$(108)	(2)%	$2,069	$12,162	$(10,093)	(83)%
Provision from income taxes decreased 2% for the three months ended June 30, 2026, primarily reflecting changes in the mix of earnings across taxing jurisdictions and the related tax effects, including changes in the valuation allowance. Cash taxes paid were $6.4 million and $20.8 million for the three months ended June 30, 2026 and 2025, respectively.
Provision for income taxes decreased 83% for the six months ended June 30, 2026, primarily reflecting changes in the mix of earnings across taxing jurisdictions and the related tax effects, including changes in the valuation allowance. Cash taxes paid were $7.3 million and $21.2 million for the six months ended June 30, 2026 and 2025, respectively.

Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Net income/(loss) attributable to non-controlling interests:	$7,276	$16,857	$(9,581)	(57)%	$6,198	$22,838	$(16,640)	(73)%
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
Net income/(loss) attributable to non-controlling interests decreased 57% for the three months ended June 30, 2026, primarily reflecting non-controlling interests’ share of the decrease in capital provision income period-over-period. See “Capital provision income/(loss)” above for additional information with respect to the period-over-period change in the different components of capital provision income.
Net income/(loss) attributable to non-controlling interests decreased 73% for the six months ended June 30, 2026, primarily reflecting period-over-period non-controlling interests’ share of (i) the decrease in capital provision income and (ii) the increase in operating expense. See “Capital provision income/(loss)” above for additional information with respect to the period-over-period change in the different components of capital provision income.
Unaudited condensed consolidated statements of financial condition as of June 30, 2026 as compared to December 31, 2025
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents	$696,899	$566,437	$130,462	23%
Marketable securities	50,361	89,486	(39,125)	(44)%
Other assets	82,042	73,743	8,299	11%
Due from settlement of capital provision assets	122,370	164,804	(42,434)	(26)%
Capital provision assets	3,184,677	5,609,949	(2,425,272)	(43)%
Cash and cash equivalents and marketable securities
Cash and cash equivalents increased 23% and marketable securities decreased 44%, in each case, as of June 30, 2026. The net increase in cash and cash equivalents and marketable securities primarily reflects the issuance of the 2034 Notes and the proceeds received from capital provision assets, partially offset by (i) the redemption of the 2026 Bonds, (ii) the funding of capital provision assets and (iii) the impact from third-party net capital distributions.
Other assets
Other assets increased 11% as of June 30, 2026, primarily due to tax prepayments and the acquisitions of equity method and other investments.
Due from settlement of capital provision assets
Due from settlement of capital provision assets decreased 26% as of June 30, 2026, primarily due to the relative level of new realizations, offset by the collection of receivables, during the six months ended June 30, 2026. Of the $164.8 million of due from settlement of capital provision assets receivables outstanding as of December 31, 2025, 62% was collected in cash during 2026.
Capital provision assets
Capital provision assets decreased 43% as of June 30, 2026, primarily due to the YPF Judgment Reversal and the impact of realizations, partially offset by continued deployments into capital provision assets.
Fair value of capital provision assets
Valuation policy
See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for a description of our valuation policy for capital provision assets.
Fair value of capital provision assets
The table below sets forth the fair value of capital provision assets, comprised of deployed cost and unrealized gains/(losses), for the YPF-related assets and other assets as of the dates indicated.

	June 30, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$3,184,677	$(865,180)	$2,319,497	$5,609,949	$(1,697,755)	$3,912,194
Deployed cost	2,566,282	(664,343)	1,901,939	2,498,463	(640,630)	1,857,833
Deployed cost on YPF-related assets	201,609	(75,986)	125,623	193,564	(75,987)	117,577
Deployed cost on non-YPF-related assets	2,364,673	(588,357)	1,776,316	2,304,899	(564,643)	1,740,256
Unrealized gains/(losses)	618,395	(200,837)	417,558	3,111,486	(1,057,125)	2,054,361
Unrealized gains/(losses) on YPF-related assets	(41,223)	16,664	(24,559)	2,390,155	(818,374)	1,571,781
Unrealized gains/(losses) on non-YPF-related assets	659,618	(217,501)	442,117	721,331	(238,751)	482,580
On a consolidated basis, the aggregate fair value of our capital provision assets was $3.2 billion, the aggregate deployed cost was $2.6 billion and the aggregate unrealized gains were $0.6 billion, in each case, as of June 30, 2026. The increase of $67.8 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025—Revenues” above for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $2.3 billion, the aggregate deployed cost was $1.9 billion and the aggregate unrealized gains were $0.4 billion, in each case, as of June 30, 2026. The increase of $44.1 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).

Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets is based on the same methodology that we use to value all our other capital provision assets. On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $160.4 million as of June 30, 2026. During 2026, our cost basis increased $8.0 million to $201.6 million and the unrealized gains decreased $2.4 billion to an unrealized loss of $41.2 million. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $101.1 million as of June 30, 2026. During 2026, our cost basis increased $8.0 million to $125.6 million and the unrealized gains decreased $1.6 billion to an unrealized loss of $24.6 million. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
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
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Definitive	$1,295,753	$1,269,708	$26,045	2%
Discretionary	725,669	793,533	(67,864)	(9)%
Legal risk (definitive)	46,915	47,235	(320)	(1)%
Total capital provision undrawn commitments	2,068,337	2,110,476	(42,139)	(2)%
As of each of June 30, 2026 and December 31, 2025, approximately 65% of our undrawn commitments related to definitive commitments and approximately 35% related to discretionary commitments.
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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry, for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of June 30, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.

Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended June 30, 2026
Total revenues	$92,237	$11,182	$103,419	$7,264	$110,683
Total operating expenses	43,666	3,817	47,483	(42)	47,441
Total other expenses	49,410	(164)	49,246	30	49,276
Income/(loss) before income taxes	(839)	7,529	6,690	7,276	13,966

Three months ended June 30, 2025
Total revenues	163,952	7,545	171,497	19,789	191,286
Total operating expenses	37,875	8,237	46,112	2,953	49,065
Total other expenses	32,495	—	32,495	(21)	32,474
Income/(loss) before income taxes	93,582	(692)	92,890	16,857	109,747

Change
Total revenues	(71,715)	3,637	(68,078)	(12,525)	(80,603)
Total operating expenses	5,791	(4,420)	1,371	(2,995)	(1,624)
Total other expenses	16,915	(164)	16,751	51	16,802
Income/(loss) before income taxes	(94,421)	8,221	(86,200)	(9,581)	(95,781)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The decrease in capital provision income, mainly reflecting the reduction in YPF-related assets which contributed to the lower unrealized gain, was the main driver of the decrease in income before income taxes for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 on both consolidated and total segments (Burford-only) bases.

The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Six months ended June 30, 2026
Total revenues	$(1,570,528)	$16,264	$(1,554,264)	$(55,427)	$(1,609,691)
Total operating expenses	(53,218)	12,222	(40,996)	(61,659)	(102,655)
Total other expenses	115,235	(707)	114,528	34	114,562
Income/(loss) before income taxes	(1,632,545)	4,749	(1,627,796)	6,198	(1,621,598)

Six months ended June 30, 2025
Total revenues	261,602	21,196	282,798	27,347	310,145
Total operating expenses	70,338	15,297	85,635	4,531	90,166
Total other expenses	65,776	—	65,776	(22)	65,754
Income/(loss) before income taxes	125,488	5,899	131,387	22,838	154,225

Change
Total revenues	(1,832,130)	(4,932)	(1,837,062)	(82,774)	(1,919,836)
Total operating expenses	(123,556)	(3,075)	(126,631)	(66,190)	(192,821)
Total other expenses	49,459	(707)	48,752	56	48,808
Income/(loss) before income taxes	(1,758,033)	(1,150)	(1,759,183)	(16,640)	(1,775,823)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total revenues and total operating expenses decreased, both primarily due to the YPF Judgment Reversal, which was the main driver of the decrease in income/(loss) before income taxes for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 on both consolidated and total segments (Burford-only) bases. In addition, on both consolidated and total segments (Burford-only) bases, revenues decreased due to a decrease in capital provision income arising mostly from lower fair value adjustments, as described below, and the decrease in operating expenses was partially offset by an increase in compensation and benefits costs and an increase in case-related expenditures ineligible for inclusion in asset cost.
Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.

Unaudited condensed consolidated statements of financial condition as of June 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
June 30, 2026
Cash and cash equivalents and marketable securities	$716,636	$16,219	$732,855	$14,405	$747,260
Other assets	$33,009	$178,478	$211,487	$(129,445)	$82,042
Due from settlement of capital provision assets	$122,370	$—	$122,370	$—	$122,370
Capital provision assets	$2,319,497	$—	$2,319,497	$865,180	$3,184,677
Total assets	$3,302,299	$219,699	$3,521,998	$750,140	$4,272,138

December 31, 2025
Cash and cash equivalents and marketable securities	$599,011	$21,666	$620,677	$35,246	$655,923
Other assets	$24,348	$167,309	$191,657	$(117,914)	$73,743
Due from settlement of capital provision assets	$164,804	$—	$164,804	$—	$164,804
Capital provision assets	$3,912,194	$—	$3,912,194	$1,697,755	$5,609,949
Total assets	$4,811,081	$215,004	$5,026,085	$1,615,087	$6,641,172

Change
Cash and cash equivalents and marketable securities	$117,625	$(5,447)	$112,178	$(20,841)	$91,337
Other assets	$8,661	$11,169	$19,830	$(11,531)	$8,299
Due from settlement of capital provision assets	$(42,434)	$—	$(42,434)	$—	$(42,434)
Capital provision assets	$(1,592,697)	$—	$(1,592,697)	$(832,575)	$(2,425,272)
Total assets	$(1,508,782)	$4,695	$(1,504,087)	$(864,947)	$(2,369,034)
1. Reconciling items include the proportional balances that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
As of June 30, 2026, total assets decreased $2.4 billion on a consolidated basis and decreased $1.5 billion on a total segments (Burford-only) basis. In each case, the decrease in total assets was mainly attributable to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of June 30, 2026 as compared to December 31, 2025” above for additional information on the components of our unaudited condensed consolidated statements of financial condition. Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.

Group-wide portfolio
Group-wide portfolio refers to the totality of assets managed by us, which includes assets financed by our balance sheet through our Principal Finance segment and assets funded by third parties through our Asset Management and Other Services segment. The table below sets forth the components of our portfolio by segment as of the dates indicated.

($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$2,319,497	$3,912,194	$(1,592,697)	(41)%
Undrawn commitments	1,778,576	1,783,320	(4,744)	—%
Total portfolio value - Principal Finance segment	4,098,073	5,695,514	(1,597,441)	(28)%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,033,600	1,151,341	(117,741)	(10)%
Undrawn commitments	368,064	410,339	(42,275)	(10)%
Total	1,401,664	1,561,680	(160,016)	(10)%

Post-settlement
Fair value	185,687	200,206	(14,519)	(7)%
Undrawn commitments	19,082	20,005	(923)	(5)%
Total	204,769	220,211	(15,442)	(7)%

Total portfolio value - Asset Management and Other Services segment	1,606,433	1,781,891	(175,458)	(10)%

Capital provision assets - group-wide portfolio
Fair value	3,538,784	5,263,741	(1,724,957)	(33)%
Undrawn commitments	2,165,722	2,213,664	(47,942)	(2)%
Total group-wide portfolio	5,704,506	7,477,405	(1,772,899)	(23.7)%
Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.
Group-wide new definitive commitments
New definitive commitments serve as one indicator of new business activity and reflect new contractual financing agreements, which are inflows to the portfolio or transfers of existing discretionary commitments. Discretionary commitments, which are also included in undrawn commitments as a component of the portfolio, are not included within new definitive commitments. When referring to new definitive commitments for our combined business segments, we use the term “group-wide” as opposed to the term “total segments (Burford-only)”, which we use for our financial results due to the third-party nature of the capital in our asset management business. The table below sets forth the components of our group-wide new definitive commitments of capital provision assets by segment for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Principal Finance segment (Burford-only)	$148,021	$361,125	$(213,104)	(59)%	$280,554	$519,624	$(239,071)	(46)%
Asset Management and Other Services segment (funded by third parties)	27,110	24,168	2,942	12%	47,325	65,701	(18,376)	(28)%
Group-wide new definitive commitments	175,131	385,293	(210,162)	(55)%	327,879	585,326	(257,447)	(44)%

Group-wide new definitive commitments decreased 55% and 44% for the three and six months ended June 30, 2026, respectively, primarily driven by a shift in the size mix of new definitive commitments originated during 2026, with fewer large commitments than in 2025, while the overall volume of new definitive commitments remained broadly consistent.
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
Unaudited condensed statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Capital provision income/(loss)	$85,302	$155,410	$(70,108)	(45)%	$(1,583,781)	$246,360	$(1,830,141)	NM
Marketable securities income/(loss) and interest	6,935	8,542	(1,607)	(19)%	13,253	15,242	(1,989)	(13)%
Total revenues	92,237	163,952	(71,715)	(44)%	(1,570,528)	261,602	(1,832,130)	NM

Compensation and benefits	28,458	30,085	(1,627)	(5)%	(94,552)	51,147	(145,699)	NM
General, administrative and other	7,097	6,297	800	13%	13,933	14,609	(676)	(5)%
Case-related expenditures ineligible for inclusion in asset cost	8,111	1,493	6,618	443%	27,401	4,582	22,819	498%
Total operating expenses	43,666	37,875	5,791	15%	(53,218)	70,338	(123,556)	NM

Finance costs	49,626	33,979	15,647	46%	99,268	67,859	31,409	46%
Foreign currency transactions (gains)/losses and other expenses	(216)	(1,484)	1,268	(85)%	15,967	(2,083)	18,050	NM
Total other expenses	49,410	32,495	16,915	52%	115,235	65,776	49,459	75%

Income/(loss) before income taxes	(839)	93,582	(94,421)	NM	(1,632,545)	125,488	(1,758,033)	NM
Total revenues decreased 44% for the three months ended June 30, 2026, mainly due to a decrease in capital provision income, which was primarily driven by lower fair value adjustments as described below.
Total operating expenses increased 15% for the three months ended June 30, 2026, mainly due to higher case-related expenditures ineligible for inclusion in asset cost.
Total other expenses increased 52% for the three months ended June 30, 2026, primarily due to interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the 2026 Bonds in January 2026.

As a result of the factors described above, income/(loss) before income taxes decreased for the three months ended June 30, 2026.
Total revenues decreased for the six months ended June 30, 2026, partially offset by a decrease in total operating expenses. The decrease in both total revenues and total operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.6 billion and (ii) with respect to total operating expenses, a decrease in long-term incentive compensation including accruals of $124.5 million. Furthermore, total revenues decreased due to a decrease in capital provision income arising mostly from lower fair value adjustments, as described below, while the decrease in total operating expenses as described above was partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost.
Case-related expenditures ineligible for inclusion in asset cost include costs associated with ongoing capital provision assets that are not eligible for inclusion in the fair value of those assets and are therefore expensed as incurred. As of June 30, 2026, the Company has recognized a cumulative $29.3 million of such costs in respect of capital provision assets that remain ongoing.
The increase in this line item for the six months ended June 30, 2026 is mainly related to $17.8 million arising from the correction in 2026 of certain costs that had been previously included within capital provision assets but which did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods.
Total other expenses increased 75% for the six months ended June 30, 2026, primarily due to higher interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the 2026 Bonds in January 2026. In addition, the increase in other expenses was also primarily driven by the realization during the three months ended March 31, 2026, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.
As a result of the factors described above, income/(loss) before income taxes decreased for the six months ended June 30, 2026.
Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Net realized gains/(losses)	$34,909	$26,592	$8,317	31%	$63,303	$61,176	$2,127	3%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	54,839	116,639	(61,800)	(53)%	(1,643,234)	167,404	(1,810,638)	NM
Foreign exchange gains/(losses)	(2,660)	10,167	(12,827)	NM	(5,882)	15,230	(21,112)	NM
Other	(1,786)	2,012	(3,798)	NM	2,032	2,550	(518)	(20)%
Total capital provision income	85,302	155,410	(70,108)	(45)%	(1,583,781)	246,360	(1,830,141)	NM
Realized gains
Net realized gains on capital provision assets increased 31% for the three months ended June 30, 2026, which were comprised of $60.4 million in gross realized gains, offset by $25.5 million in gross realized losses. For the three months ended June 30, 2025, net realized gains on capital provision assets were comprised of $35.1 million in gross realized gains, offset by $8.5 million in gross realized losses. The increase in net realized gains was due to higher individual favorable conclusions in 2026 as compared to 2025 with no single asset significantly impacting the result. As a percentage of average capital provision assets at cost during the three months ended June 30, 2026, gross realized losses were 5.3% (annualized) as compared to 3.1% for the year ended December 31, 2025.
Net realized gains on capital provision assets increased 3% for the six months ended June 30, 2026, which were comprised of $99.8 million in gross realized gains, offset by $36.5 million in gross realized losses. For the six months ended June 30, 2025, net realized gains on capital provision assets were comprised of $81.4 million in gross realized gains, offset by $20.2 million in gross realized losses. Overall, net realized gains remained consistent in 2026 as compared to 2025, with no single asset significantly impacting the result. As a percentage of average capital provision assets at cost during the six months ended June 30, 2026, gross realized losses were 3.9% (annualized) as compared to 3.1% for the year ended December 31, 2025.
Unrealized gains
Unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets decreased to $54.8 million for the three months ended June 30, 2026, with the reduction in YPF-related assets contributing to the lower unrealized gain value in 2026. In addition, the period-over-period change was also impacted by the relative movement in passage of time and discount rates.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets decreased to a loss of $1.6 billion for the six months ended June 30, 2026, with the YPF Judgment Reversal having the largest impact from an individual matter during the period.
See “—Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025—Revenues—Capital provision income/(loss)” above for additional information with respect to the year-over-year change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Unaudited condensed statements of financial condition as of June 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$716,636	$599,011	$117,625	20%
Due from settlement of capital provision assets	122,370	164,804	(42,434)	(26)%
Capital provision assets	2,319,497	3,912,194	(1,592,697)	(41)%
Total assets	3,302,299	4,811,081	(1,508,782)	(31)%
Total assets decreased 31% as of June 30, 2026, primarily due to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of June 30, 2026 as compared to December 31, 2025” above for additional information.
Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Capital provision assets
Fair value	$2,319,497	$3,912,194	$(1,592,697)	(41)%
Undrawn commitments	1,778,576	1,783,320	(4,744)	—%
Total portfolio	4,098,073	5,695,514	(1,597,441)	(28)%
Total portfolio decreased 28% as of June 30, 2026, driven by decreases in fair value of capital provision assets, primarily resulting from the YPF Judgment Reversal. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of June 30, 2026.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Deployments	$88,961	$79,279	$9,682	12%	$202,110	$205,097	$(2,987)	(1)%
Realizations	86,879	55,613	31,266	56%	182,658	218,518	(35,860)	(16)%
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

Adjusted Burford-only	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Deployments	$87,391	$80,776	$6,615	8%	$195,075	$210,687	$(15,612)	(7)%
Realizations	94,323	61,886	32,437	52%	191,460	225,034	(33,574)	(15)%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments increased by 12% and 8%, respectively, for the three months ended June 30, 2026. For both the Principal Finance segment and the adjusted Burford-only basis, total deployments decreased by 1% and 7%, respectively, for the six months ended June 30, 2026. The timing of deployments varies quarter to quarter but overall, deployment levels remained fairly consistent in 2026 as compared to 2025.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of June 30, 2026, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund. As of December 31, 2025, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund.
For both the Principal Finance segment and the adjusted Burford-only bases, total realizations increased by 56% and 52%, respectively, for the three months ended June 30, 2026. The increase in realizations was mainly due to 2026 having assets with higher realizations as compared to 2025 with no single asset significantly impacting the result.
For both the Principal Finance segment and the adjusted Burford-only bases, total realizations decreased by 16% and 15%, respectively, for the six months ended June 30, 2026. The decrease in realizations was largely due to a single asset that generated $93.8 million in 2025 for both the Principal Finance segment and the adjusted Burford-only basis, that did not recur in 2026.

Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment by type for the periods indicated.

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of March 31, 2025	$793,714	$692,421	$42,969	$1,529,104
New commitments originated during the period	282,803	15,000	—	297,803
New commitments transferred during the period	78,322	(78,322)	—	—
Cancelled or retired	(7,779)	—	—	(7,779)
Deployments	(80,776)	—	—	(80,776)
FX and other	(1,101)	13,349	3,430	15,678
Balance as of June 30, 2025	1,065,183	642,448	46,399	1,754,030

Balance as of March 31, 2026	1,109,482	608,359	46,474	1,764,315
New commitments originated during the period	132,507	15,877	—	148,385
New commitments transferred during the period	15,514	(16,222)	708	—
Cancelled or retired	(17,148)	(31,256)	—	(48,404)
Deployments	(87,391)	—	—	(87,391)
FX and other	2,089	(150)	(267)	1,671
Balance as of June 30, 2026	1,155,053	576,608	46,915	1,778,576

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of December 31, 2024	$773,673	$817,865	$41,318	$1,632,856
New commitments originated during the period	385,612	15,000	—	400,612
New commitments transferred during the period	134,013	(134,013)	—	—
Cancelled or retired	(14,944)	(78,052)	—	(92,997)
Deployments	(210,687)	—	—	(210,687)
FX and other	(2,483)	21,648	5,081	24,246
Balance as of June 30, 2025	1,065,183	642,448	46,399	1,754,030

Balance as of December 31, 2025	1,108,059	628,026	47,235	1,783,320
New commitments originated during the period	242,372	21,027	—	263,399
New commitments transferred during the period	38,182	(39,151)	969	—
Cancelled or retired	(24,859)	(36,256)	—	(61,115)
Deployments	(195,075)	—	—	(195,075)
FX and other	(13,626)	2,962	(1,289)	(11,953)
Balance as of June 30, 2026	1,155,053	576,608	46,915	1,778,576
Undrawn commitments increased 1% for the three and six months ended June 30, 2026, primarily due to higher new definitive commitments originated during the period, partially offset by deployments and retirements.
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
The WALs of the 293 concluded assets as of June 30, 2026 were flat as compared to the WALs of the 277 concluded assets as of December 31, 2025. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	June 30, 2026	December 31, 2025
WAL weighted by deployed cost	2.5	2.5
WAL weighted by realizations	2.7	2.6
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

(in years)	June 30, 2026	December 31, 2025
WAL of active deployed capital	3.5	3.3
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds and post-settlement deals, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	June 30, 2026	December 31, 2025
ROIC	82%	83%
IRR	25%	26%
Cumulative realizations	$3,936,917	$3,766,819
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

Portfolio by vintage
The table below sets forth a summary by vintage of every legal finance asset that we have funded directly by our balance sheet as of the date indicated since inception. Refer to our website for a table setting forth the information on all of the individual vintages.

	June 30, 2026
	Number of		Commitment	Deployed	Realized	Concluded (fully and partially)
($ in millions)	assets		amount(1)(2)	costs(1)	proceeds(1)	ROIC	IRR
Concluded	87		576	475	754	103%	—%
Partially realized - concluded	—	(3)	50	39	287
Partially realized - ongoing	7		241	154	—
Ongoing	3		21	21	—
Pre-2016 Total	97		888	689	1,041

Concluded	89		919	713	1,245	80%	24%
Partially realized - concluded	—	(3)	335	296	573
Partially realized - ongoing	38		536	370	—
Ongoing	39		556	341	—
2016-2020 Total	166		2,346	1,720	1,818

Concluded	12		52	41	73	73%	29%
Partially realized - concluded	—	(3)	206	203	349
Partially realized - ongoing	12		174	115	—
Ongoing	13		110	81	—
2021 Total	37		542	440	422

Concluded	9		90	50	70	83%	30%
Partially realized - concluded	—	(3)	86	85	176
Partially realized - ongoing	13		261	138	—
Ongoing	17		235	172	—
2022 Total	39		672	445	246

Concluded	7		274	136	192	57%	47%
Partially realized - concluded	—	(3)	28	23	56
Partially realized - ongoing	8		107	75	—
Ongoing	9		264	53	—
2023 Total	24		673	287	248

Concluded	3		96	75	94	36%	49%
Partially realized - concluded	—	(3)	18	12	25
Partially realized - ongoing	3		47	15	—
Ongoing	30		507	170	—
2024 Total	36		668	272	119

Concluded	—		—	—	—	175%	301%
Partially realized - concluded	—	(3)	14	14	39
Partially realized - ongoing	4		91	84	—
Ongoing	31		519	114	—
2025 Total	35		624	212	39

Concluded	—		—	—	—	—%	—%
Partially realized - concluded	—	(3)	4	4	4
Partially realized - ongoing	1		28	7	—
Ongoing	9		148	6	—
2026 Total	10		180	17	4

Total portfolio:
Concluded	207		2,007	1,490	2,428	82%	25%
Partially realized - concluded(4)	86		741	676	1,509
Total concluded portion	293		2,748	2,166	3,937
Partially realized – ongoing portion(4)	86		1,485	958	—
Ongoing	151		2,360	958	—
Total ongoing portion	237		3,845	1,916	—
Total portfolio	444		6,593	4,082	3,937

1. Amounts in currencies other than US dollar are reported in this table at the foreign exchange rates in effect at the time of the historical transaction, i.e., when the commitment or deployment was made or when proceeds were realized, respectively. Amounts related to those transactions (such as undrawn commitments or deployed cost) reflected elsewhere in this “Management's discussion and analysis of financial condition and results of operations” or in our unaudited condensed consolidated financial statements contained in this Form 10-Q may be reported based on the foreign exchange rates in effect as of the end of the applicable period and, therefore, may differ from the amounts in this table.

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
4. As of June 30, 2026 there were 86 capital provision assets with partial realizations. We repeat the number with partial realizations in total concluded and total ongoing.
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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of June 30, 2026. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds, unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.

Unaudited condensed statements of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Asset management income/(loss)	$10,360	$7,112	$3,248	46%	$15,642	$20,949	$(5,307)	(25)%
Other income/(loss)	822	433	389	90%	622	247	375	152%
Total revenues	11,182	7,545	3,637	48%	16,264	21,196	(4,932)	(23)%

Compensation and benefits	2,334	6,868	(4,534)	(66)%	9,012	12,120	(3,108)	(26)%
General, administrative and other	1,483	1,369	114	8%	3,210	3,177	33	1%
Total operating expenses	3,817	8,237	(4,420)	(54)%	12,222	15,297	(3,075)	(20)%

Foreign currency transactions (gains)/losses and other expenses	(164)	—	(164)	NM	(707)	—	(707)	NM
Total other expenses	(164)	—	(164)	NM	(707)	—	(707)	NM

Income/(loss) before income taxes	7,529	(692)	8,221	NM	4,749	5,899	(1,150)	(19)%
Total revenues increased 48% for the three months ended June 30, 2026, primarily driven from higher asset management income, reflecting an increase in capital provision income earned by BOF-C and, therefore, more profit-sharing income from BOF-C contributing to asset management income for 2026.
Total operating expenses decreased 54% for the three months ended June 30, 2026, primarily due to decrease in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes increased for the three months ended June 30, 2026.
Total revenues decreased 23% for the six months ended June 30, 2026, primarily driven by lower performance fee income and lower management fee income from our private funds as they are in run off and are therefore earning less income period-over-period.
Total operating expenses decreased 20% for the six months ended June 30, 2026, primarily due to a decrease in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes decreased for the six months ended June 30, 2026.
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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Management fee income	$289	$1,349	$(1,060)	(79)%	$573	$2,887	$(2,314)	(80)%
Performance fee income	—	—	—	NM	1,200	4,400	(3,200)	(73)%
Profit sharing income from private funds	10,071	5,763	4,308	75%	13,869	13,662	207	2%
Total asset management income	10,360	7,112	3,248	46%	15,642	20,949	(5,307)	(25)%
Asset management income increased 46% for the three months ended June 30, 2026, primarily due to higher profit-sharing income from BOF-C, mainly from higher total revenues related to BOF-C's capital provision assets primarily reflecting higher unrealized fair value adjustments.
Asset management income decreased 25% for the six months ended June 30, 2026, primarily driven by lower performance income and lower management fee income from our private funds as they are in run off and are therefore earning less income period-over-period. Starting December 1, 2025, the management fee rate for the remaining active fund, BOF, dropped from 2.0% to 0.5% per annum.
Unaudited condensed statements of financial condition as of June 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$16,219	$21,666	$(5,447)	(25)%
Other assets	178,478	167,309	11,169	7%
Total assets	219,699	215,004	4,695	2%
Total assets increased 2% as of June 30, 2026, primarily from the related receivable of the performance fee income from the Advantage Fund and the acquisition of an equity method investment.
Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	June 30, 2026	December 31, 2025	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,033,600	$1,151,341	$(117,741)	(10)%
Undrawn commitments	368,064	410,339	(42,275)	(10)%
Total	1,401,664	1,561,680	(160,016)	(10)%

Post-settlement
Fair value	185,687	200,206	(14,519)	(7)%
Undrawn commitments	19,082	20,005	(923)	(5)%
Total	204,769	220,211	(15,442)	(7)%

Total portfolio value	1,606,433	1,781,891	(175,458)	(10)%
Total portfolio value, funded by third parties, decreased 10% as of June 30, 2026. The decrease in our total portfolio was driven by lower fair value adjustments and the impact of realizations in 2026, without offsetting new deployments in certain private funds for which the investment period has ended.

Private funds
As of June 30, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		June 30, 2026
		Investor	Asset	Asset		Fee structure(1)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(6)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$190	$124	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	336	358	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	418	327	255	0.5%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	390	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	251	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	380	336	378	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	368	288	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,320	888	943	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,565	3,804	2,987
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
Our total AUM was $3.0 billion and $3.2 billion as of June 30, 2026 and December 31, 2025, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and individual capital vehicles. The total portfolio value shown for our Asset Management and Other Services segment of $1.6 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, but excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.
Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	June 30, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Cash and cash equivalents	$696,899	$(14,405)	$682,494	$566,437	$(35,246)	$531,191
Marketable securities	50,361	—	50,361	89,486	—	89,486
Total	747,260	(14,405)	732,855	655,923	(35,246)	620,677
As of June 30, 2026, our cash and cash equivalents and marketable securities increased 14% on a consolidated basis and increased 18% on a total segments (Burford-only) basis. The net increase in cash and cash equivalents and marketable securities on both the consolidated and total segments (Burford-only) bases primarily reflects the issuance of the 2034 Notes and the proceeds received from capital provision assets, partially offset by (i) the redemption of the 2026 Bonds and (ii) the funding of capital provision assets. On the consolidated basis, the net increase in cash and cash equivalents and marketable securities was also impacted by third-party net capital distributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the six months ended June 30, 2026, we issued the 2034 Notes and redeemed in full the remaining 2026 Bonds. As of June 30, 2026, we had five series of debt securities outstanding, all of which were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities. As of June 30, 2026, Moody’s affirmed our credit rating and changed the outlook to negative, while S&P lowered our credit rating but assigned a stable outlook.
We manage our business with appropriate levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of June 30, 2026, the weighted average maturity of our outstanding debt securities of 5.2 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.7 years.
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

($ in thousands)	June 30, 2026	December 31, 2025
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$3,603,517	$5,941,410
Third-party indebtedness	2,403,336	2,127,829

Unrestricted Subsidiaries
Total assets	668,621	699,762
Third-party indebtedness	—	—

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$103,271	$172,056	$(1,618,026)	$282,847

Unrestricted Subsidiaries
Total revenues	7,412	19,230	8,335	27,298
Dividends
On February 25, 2026, the Board of Directors declared a final dividend of 6.25¢ per ordinary share, and the Company’s shareholders approved the final dividend at the annual general meeting held on May 13, 2026. The final dividend was paid on June 12, 2026 to shareholders of record as of the close of business on May 22, 2026. We do not intend to declare an interim dividend for the year ending December 31, 2026; we will evaluate the potential for future dividends as our portfolio matures and our leverage level reduces.
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
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Six months ended June 30,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities	$(84,653)	$70,939
Net cash provided by/(used in) investing activities	(3,058)	(127)
Net cash provided by/(used in) financing activities	218,477	(170,528)
Net increase/(decrease) in cash and cash equivalents	130,766	(99,716)

Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided by/(used in) operating activities for the periods indicated.

	Six months ended June 30,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities before proceeds from/(funding of) operating activities	$(170,902)	$(61,913)
Net proceeds from/(funding of) marketable securities	41,891	1,820
Proceeds from capital provision assets	294,381	447,812
Funding of capital provision assets	(250,023)	(316,780)
Net cash provided by/(used in) operating activities	(84,653)	70,939
Net cash used in operating activities was $84.7 million for the six months ended June 30, 2026. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily lower proceeds received from capital provision assets.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was $3.1 million for the six months ended June 30, 2026. The period-over-period change in net cash provided by/(used in) investing activities was primarily due to the acquisitions of equity method and other investments.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities was $218.5 million for the six months ended June 30, 2026. The period-over-period change in net cash provided by/(used in) financing activities was primarily due to the issuance of the 2034 Notes in 2026, partially offset by the redemption of the 2026 Bonds and the impact from third-party net distributions.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Six months ended June 30,
($ in thousands)	2026	2025
Proceeds from capital provision assets	$226,760	$287,198
Proceeds from asset management income	5,273	8,613
Proceeds from other items(1)	15,076	10,040
Cash receipts	247,109	305,851
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts decreased 19% for the six months ended June 30, 2026, reflecting primarily lower cash receipts from realizations during 2026 as compared to 2025. Of the $164.8 million of due from settlement of capital provision assets receivables as of December 31, 2025, 62% was collected in cash during 2026.
See “—Reconciliations—Cash receipts reconciliations” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Off-balance sheet arrangements
As of June 30, 2026 and December 31, 2025, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $22.2 million and $23.4 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.
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
As of June 30, 2026 and December 31, 2025, should management’s estimate of the value of those instruments have been 10% higher or lower than provided for in our fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $321.0 million and $491.1 million, respectively.
Furthermore, as of June 30, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher than the actual interest rates used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	June 30, 2026	December 31, 2025
+100 bps interest rates	$(118,337)	$(166,466)
+50 bps interest rates	(59,576)	(83,662)
-50 bps interest rates	63,554	87,423
-100 bps interest rates	128,098	175,812

Principal Finance segment
($ in thousands)	June 30, 2026	December 31, 2025
+100 bps interest rates	$(98,435)	$(124,625)
+50 bps interest rates	(49,741)	(62,755)
-50 bps interest rates	52,575	65,276
-100 bps interest rates	106,355	131,524

As of June 30, 2026 and December 31, 2025, should duration have been six or 12 months lower or higher than the actual duration used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	June 30, 2026	December 31, 2025
+12 months duration(1)	$(257,236)	$(422,303)
+6 months duration(1)	(129,030)	(229,491)
-6 months duration(1)	134,128	199,038
-12 months duration(1)	269,242	383,172
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	June 30, 2026	December 31, 2025
+12 months duration(1)	$(199,062)	$(299,693)
+6 months duration(1)	(100,676)	(161,827)
-6 months duration(1)	105,149	143,208
-12 months duration(1)	209,694	278,437
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

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Three months ended June 30, 2026
Compensation and benefits
Salaries and benefits	$18,152	$—	$18,152
Annual incentive compensation	4,118	—	4,118
Share-based and deferred compensation	2,230	—	2,230
Long-term incentive compensation including accruals	6,292	—	6,292
General, administrative and other	8,612	(32)	8,580
Case-related expenditures ineligible for inclusion in asset cost	8,037	74	8,111
Total operating expenses	47,441	42	47,483

Three months ended June 30, 2025
Compensation and benefits
Salaries and benefits	11,749	—	11,749
Annual incentive compensation	5,074	—	5,074
Share-based and deferred compensation	7,265	—	7,265
Long-term incentive compensation including accruals	12,865	—	12,865
General, administrative and other	7,792	(126)	7,666
Case-related expenditures ineligible for inclusion in asset cost	4,320	(2,827)	1,493
Total operating expenses	49,065	(2,953)	46,112

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Six months ended June 30, 2026
Compensation and benefits
Salaries and benefits	$31,316	$—	$31,316
Annual incentive compensation	9,541	—	9,541
Share-based and deferred compensation	(2,995)	—	(2,995)
Long-term incentive compensation including accruals	(123,402)	—	(123,402)
General, administrative and other	17,200	(57)	17,143
Case-related expenditures ineligible for inclusion in asset cost	(34,315)	61,716	27,401
Total operating expenses	(102,655)	61,659	(40,996)

Six months ended June 30, 2025
Compensation and benefits
Salaries and benefits	24,144	—	24,144
Annual incentive compensation	9,319	—	9,319
Share-based and deferred compensation	10,064	—	10,064
Long-term incentive compensation including accruals	19,740	—	19,740
General, administrative and other	18,002	(216)	17,786
Case-related expenditures ineligible for inclusion in asset cost	8,897	(4,315)	4,582
Total operating expenses	90,166	(4,531)	85,635

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

	June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$696,899	$(14,405)	$682,494
Marketable securities	50,361	—	50,361
Other assets	82,042	129,445	211,487
Due from settlement of capital provision assets	122,370	—	122,370
Capital provision assets	3,184,677	(865,180)	2,319,497
Goodwill	134,002	—	134,002
Deferred tax asset	1,787	—	1,787
Total assets	4,272,138	(750,140)	3,521,998

Liabilities
Debt interest payable	78,181	—	78,181
Other liabilities	89,162	(7,874)	81,288
Long-term incentive compensation payable	91,191	—	91,191
Debt payable	2,403,336	—	2,403,336
Financial liabilities relating to third-party interests in capital provision assets	93,000	(93,000)	—
Deferred tax liability	48,943	—	48,943
Total liabilities	2,803,813	(100,874)	2,702,939
Total shareholders' equity	1,468,325	(649,266)	819,059

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$566,437	$(35,246)	$531,191
Marketable securities	89,486	—	89,486
Other assets	73,743	117,914	191,657
Due from settlement of capital provision assets	164,804	—	164,804
Capital provision assets	5,609,949	(1,697,755)	3,912,194
Goodwill	134,020	—	134,020
Deferred tax asset	2,733	—	2,733
Total assets	6,641,172	(1,615,087)	5,026,085

Liabilities
Debt interest payable	60,033	—	60,033
Other liabilities	191,606	(76,888)	114,718
Long-term incentive compensation payable	228,366	—	228,366
Debt payable	2,127,829	—	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	858,491	(858,491)	—
Deferred tax liability	47,117	—	47,117
Total liabilities	3,513,442	(935,379)	2,578,063
Total shareholders' equity	3,127,730	(679,708)	2,448,022

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

	Three months ended June 30, 2026			Six months ended June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$3,120,499	$(890,517)	$2,229,982	$5,609,949	$(1,697,755)	$3,912,194
Transfers	—	—	—	(23,043)	(1,003)	(24,046)
Deployments	110,076	(21,115)	88,961	250,023	(47,913)	202,110
Realizations	(148,970)	62,091	(86,879)	(250,279)	67,621	(182,658)
Income for the period	105,779	(16,031)	89,748	(2,393,471)	813,540	(1,579,931)
Foreign exchange gains/(losses)	(2,707)	392	(2,315)	(8,502)	330	(8,172)
End of period	3,184,677	(865,180)	2,319,497	3,184,677	(865,180)	2,319,497

Deployed cost, end of period	2,566,282	(664,343)	1,901,939	2,566,282	(664,343)	1,901,939
Unrealized fair value, end of period	618,395	(200,837)	417,558	618,395	(200,837)	417,558
Capital provision assets	3,184,677	(865,180)	2,319,497	3,184,677	(865,180)	2,319,497

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,305,021	$(1,677,618)	$3,627,403	$5,243,917	$(1,672,693)	$3,571,224
Deployments	100,304	(21,025)	79,279	316,780	(111,683)	205,097
Realizations	(90,077)	34,464	(55,613)	(378,925)	160,407	(218,518)
Income for the period	211,186	(67,955)	143,231	336,754	(108,174)	228,580
Foreign exchange gains/(losses)	18,249	(1,279)	16,970	26,157	(1,270)	24,887
End of period	5,544,683	(1,733,413)	3,811,270	5,544,683	(1,733,413)	3,811,270

Deployed cost, end of period	2,404,992	(656,741)	1,748,251	2,404,992	(656,741)	1,748,251
Unrealized fair value, end of period	3,139,691	(1,076,672)	2,063,019	3,139,691	(1,076,672)	2,063,019
Capital provision assets	5,544,683	(1,733,413)	3,811,270	5,544,683	(1,733,413)	3,811,270

Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended June 30, 2026			Six months ended June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$65,655	$(30,746)	$34,909	$97,825	$(34,522)	$63,303
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	40,124	14,715	54,839	(2,491,296)	848,062	(1,643,234)
Income/(loss) on capital provision assets	105,779	(16,031)	89,748	(2,393,471)	813,540	(1,579,931)
Foreign exchange gains/(losses)	(2,514)	(146)	(2,660)	(5,847)	(35)	(5,882)
Net income/(loss) from due from settlement of capital provision assets	1,250	—	1,250	1,820	—	1,820
Other income/(loss)	(3,036)	—	(3,036)	212	—	212
Total capital provision income	101,479	(16,177)	85,302	(2,397,286)	813,505	(1,583,781)

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$40,296	$(13,704)	$26,592	$107,915	$(46,739)	$61,176
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	170,890	(54,251)	116,639	228,839	(61,435)	167,404
Income/(loss) on capital provision assets	211,186	(67,955)	143,231	336,754	(108,174)	228,580
Foreign exchange gains/(losses)	10,966	(799)	10,167	16,376	(1,146)	15,230
Net income/(loss) on due from settlement of capital provision assets	2,303	—	2,303	2,955	—	2,955
Other income/(loss)	(291)	—	(291)	(405)	—	(405)
Total capital provision income	224,164	(68,754)	155,410	355,680	(109,320)	246,360

Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended June 30, 2026			Six months ended June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$180,041	$—	$180,041	$164,804	$—	$164,804
Transfer of realizations from capital provision assets	148,970	(62,091)	86,879	250,279	(67,621)	182,658
Net income/(loss)	1,250	—	1,250	1,820	—	1,820
Proceeds from capital provision assets	(208,032)	62,091	(145,941)	(294,381)	67,621	(226,760)
Foreign exchange gains/(losses)	141	—	141	(152)	—	(152)
End of period	122,370	—	122,370	122,370	—	122,370

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$102,648	$—	$102,648	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	90,077	(34,464)	55,613	378,925	(160,407)	218,518
Net income/(loss)	2,303	—	2,303	2,955	—	2,955
Proceeds from capital provision assets	(76,758)	34,464	(42,294)	(447,812)	160,614	(287,198)
Foreign exchange gains/(losses)	181	—	181	525	—	525
End of period	118,451	—	118,451	118,451	—	118,451

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,295,753	$(140,700)	$1,155,053
Discretionary	725,669	(149,061)	576,608
Legal risk (definitive)	46,915	—	46,915
Total capital provision undrawn commitments	2,068,337	(289,761)	1,778,576

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,269,708	$(161,649)	$1,108,059
Discretionary	793,533	(165,507)	628,026
Legal risk (definitive)	47,235	—	47,235
Total capital provision undrawn commitments	2,110,476	(327,156)	1,783,320

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended June 30, 2026			Six months ended June 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$289	$—	$289	$573	$—	$573
Performance fee income	—	—	—	—	1,200	1,200
Profit sharing income from funds	—	10,071	10,071	—	13,869	13,869
Total asset management income	289	10,071	10,360	573	15,069	15,642

	Three months ended June 30, 2025			Six months ended June 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,349	$—	$1,349	$2,887	$—	$2,887
Performance fee income	—	—	—	—	4,400	4,400
Profit sharing income from funds	—	5,763	5,763	—	13,662	13,662
Total asset management income	1,349	5,763	7,112	2,887	18,062	20,949
Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Consolidated deployments	$110,076	$100,304	$250,023	$316,780
Plus/(Less): Third-party interests	(21,115)	(21,025)	(47,913)	(111,683)
Total segments (Burford-only) total deployments	88,961	79,279	202,110	205,097
Plus/(Less): Capital deployed to fund level but not yet invested	(3,010)	48	(9,603)	59
Plus/(Less): Investment payable for capital not yet deployed	(3,199)	—	(3,199)	—
Plus/(Less): Capital deployed in prior years and invested in the current year	390	1,177	390	1,850
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	4,249	272	5,377	3,681
Adjusted Burford-only total deployments	87,391	80,776	195,075	210,687
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

Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Consolidated realizations	$148,970	$90,077	$250,279	$378,925
Plus/(Less): Third-party interests	(62,091)	(34,464)	(67,621)	(160,407)
Total segments (Burford-only) total realizations	86,879	55,613	182,658	218,518
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	1,250	2,303	1,820	2,955
Plus/(Less): Reported realizations held at joint venture and not yet distributed	5,894	3,748	6,492	3,754
Plus/(Less): Reported realizations held at fund level and not yet distributed	300	222	490	13,040
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	—	—	—	(13,233)
Adjusted Burford-only total realizations	94,323	61,886	191,460	225,034
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

	Six months ended June 30,
($ in thousands)	2026	2025
Consolidated proceeds from capital provision assets	$294,381	$447,812
Plus/(Less): Third-party interests	(67,621)	(160,614)
Total segments (Burford-only) proceeds from capital provision assets	226,760	287,198
Consolidated asset management income	573	2,887
Plus/(Less): Eliminated income from funds	15,069	18,062
Total segments (Burford-only) asset management income	15,642	20,949
Plus/(Less): Non-cash adjustments(1)	(10,369)	(12,336)
Burford-only proceeds from asset management income	5,273	8,613
Burford-only proceeds from marketable securities interest and dividends	12,295	8,709
Burford-only proceeds from other income	2,781	1,331
Burford-only proceeds from other items	15,076	10,040
Cash receipts	247,109	305,851
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

Limited equity, the most comparable measure calculated in accordance with US GAAP, as of the dates indicated.

($ in thousands, except share data)	June 30, 2026	December 31, 2025
Total Burford Capital Limited equity	$819,059	$2,448,022
Less: Goodwill	(134,002)	(134,020)
Tangible book value attributable to Burford Capital Limited	685,057	2,314,002

Basic ordinary shares outstanding	219,584,503	218,897,440

Tangible book value attributable to Burford Capital Limited per ordinary share	3.12	10.57
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
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of June 30, 2026 and December 31, 2025, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $5.0 million and $8.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve a high degree of risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets consist of a portfolio of assets, thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of June 30, 2026 and December 31, 2025, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $321.4 million and $491.6 million, respectively.
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
As of June 30, 2026 and December 31, 2025, the aggregate principal amount of our debt securities outstanding was $2.4 billion and $2.2 billion, respectively, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of June 30, 2026 and December 31, 2025, the future interest payments on our outstanding debt securities amounted to $1.1 billion and $859.4 million, respectively, until their respective maturities in April 2028, April 2030, July 2031, July 2033 and January 2034, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of their respective maturities.
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
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $23.1 million and $21.8 million as of June 30, 2026 and December 31, 2025, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026 and December 31, 2025, should pound sterling, euro, Australian dollar, Canadian dollar and Singapore dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our unaudited condensed consolidated capital provision assets and other assets/(liabilities) would have increased or decreased, as applicable, as set forth in the tables below.

	June 30, 2026
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$2,846,538	$(1,723,762)	$—
Pound sterling	26,968	(7,500)	1,947
Euro	274,135	14,264	28,840
Australian dollar	23,152	—	2,315
Canadian dollar	11,316	581	1,190
Singapore dollar	2,568	65	263
Total	3,184,677	(1,716,352)	34,555

	December 31, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,277,044	$(2,348,798)	$—
Pound sterling	21,172	(149,342)	(12,817)
Euro	269,939	14,475	28,441
Australian dollar	21,524	—	2,152
Canadian dollar	17,747	1,339	1,909
Singapore dollar	2,523	106	263
Total	5,609,949	(2,482,220)	19,948
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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of June 30, 2026 and December 31, 2025, if interest rates had increased or decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated net income/(loss) and net assets would have increased or decreased, as applicable, by $1.7 million and $1.4 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on our unaudited condensed consolidated net income/(loss) or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	June 30, 2026
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$696,899	$6,711	$703,610
3 to 6 months	—	1,627	1,627
6 to 12 months	—	769	769
1 to 2 years	—	13,014	13,014
Greater than 2 years	—	649,333	649,333
Liabilities
1 to 2 years	—	400,000	400,000
Greater than 2 years	—	2,035,000	2,035,000
Net asset/(liabilities)	696,899	(1,763,546)	(1,066,647)

	December 31, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$566,437	$45,109	$611,546
3 to 6 months	—	27,946	27,946
6 to 12 months	—	24,424	24,424
1 to 2 years	—	189	189
Greater than 2 years	—	554,026	554,026
Liabilities
1 to 2 years	—	218,641	218,641
Greater than 2 years	—	1,935,000	1,935,000
Net asset/(liabilities)	566,437	(1,501,947)	(935,510)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the

Exchange Act as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
The information with respect to legal proceedings is set forth in note 15 (Financial commitments and contingent liabilities—Legal proceedings) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk factors
See “Risk Factors” in the 2025 Form 10-K for a discussion of potential risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and/or liquidity. In addition, we have amended one of those risk factors in the 1Q26 Form 10-Q as set forth below. As of the date of this Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2025 Form 10-K and the 1Q26 Form 10-Q.
The risks and uncertainties disclosed in the 2025 Form 10-K, the 1Q26 Form 10-Q and this Form 10-Q are not the only risks and uncertainties facing us, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations and/or liquidity. We may disclose changes to such risks and uncertainties or disclose additional risks and uncertainties from time to time in our future periodic filings with the SEC.
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
Previously, certain of our individual assets represented a significant portion of the fair value of our capital provision assets. As of December 31, 2025 and 2024, respectively, one set of exposures to the YPF-related assets accounted for approximately 46% and 42% of the fair value of our capital provision assets. The fair value of the YPF-related assets (both Petersen and Eton Park combined) on our consolidated statements of financial condition was $2.6 billion and $2.2 billion as of December 31, 2025 and 2024, respectively, with unrealized gains of $2.4 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. As a result of the YPF Judgment Reversal in March 2026, and consistent with our valuation policy, we recorded a substantial write-down of the fair value of the YPF assets as of March 31, 2026. See “Management's discussion and analysis of financial condition and results of operations—Results of operations and financial condition—

Fair value of capital provision assets—Fair value of YPF-related assets” for additional information with respect to the YPF-related assets.
Accordingly, the application of fair value accounting to our capital provision assets may result in us recognizing non-cash income that may never be realized, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended June 30, 2026 and 2025.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended June 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased	Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
April 1, 2026 - April 30, 2026	—	$—	—	21,437,963
May 1, 2026 - May 31, 2026	—	$—	—	21,889,744
June 1, 2026 - June 30, 2026	—	$—	—	21,889,744
Total	—	$—	—	21,889,744
1. Includes broker commissions.
2. On May 13, 2026, our shareholders approved a resolution for the purchase of up to 21,889,744 ordinary shares on the open market, which authority is set to expire the earlier of (i) the close of our next annual general meeting to be held in 2027 and (ii) August 12, 2027.
We use a variety of structures, including the purchases of our ordinary shares on the open market, to offset dilution from the issuance of new ordinary shares related to the equity-based or related compensation of our employees and directors.
Item 3. Defaults upon senior securities
Not applicable.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
Rule 10b5-1 trading arrangements
No “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended June 30, 2026.
Item 6. Exhibits
(a) Exhibits
The information required by this Item is set forth below.

Exhibit No.	Description
3.1
Memorandum of Incorporation (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form 20-F of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 11, 2020).

3.2	Articles of Incorporation, adopted by special resolution dated August 20, 2024 (incorporated by reference to Exhibit 3.2 to the 2024 Form 10-K).

Exhibit No.	Description
10.1*‡†	Separation Agreement and General Release, dated as of May 20, 2026, by and between Burford Capital LLC and Mark Klein.
10.2*‡	Amendment No. 1 to Amended and Restated Agreement of Exempted Limited Partnership of Burford Capital 2025 LP, effective as of May 21, 2026.
10.3*‡	Joinder to Amended and Restated Agreement of Exempted Limited Partnership of Burford Capital 2025 LP, dated as of May 21, 2026.
10.4	Letter agreement, dated May 7, 2026, by and between Burford Capital Services Limited and Craig Arnott (incorporated by reference to Exhibit 10.2 to the 1Q26 Form 10-Q).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
‡	Management contract or compensatory plan or arrangement in which executive officers or directors are eligible to participate.
†	Certain portions of the exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We agree to furnish supplementally a copy of any redacted portion to the SEC upon request.
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

Dated: August 6, 2026