Form 10-Q
period 2026-09-30
Burford Capital Ltd
filed 2026-11-04
CIK 1714174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39511
_________________________
BURFORD CAPITAL LIMITED
(Exact name of registrant as specified in its charter)
_________________________

Guernsey	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Ground Floor, Mill Court, La Charroterie, St. Peter Port, Guernsey	GY1 1EJ
(Address of principal executive offices)	(Zip code)
+44 1481 723 450
(Registrant’s telephone number, including area code)
Oak House, Hirzel Street, St. Peter Port
Guernsey GY1 2NP
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of October 28, 2026, there were 219,595,601 ordinary shares, no par value (“ordinary shares”), outstanding.

Forward-looking statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to be covered by the safe harbor provided for under these sections. In some cases, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “plan”, “potential”, “predict”, “projected”, “should” or “will”, or the negative of such terms or other comparable terminology, are intended to identify forward-looking statements. Although we believe that the assumptions, expectations, projections, intentions and beliefs about future results and events reflected in forward-looking statements have a reasonable basis and are expressed in good faith, forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results and events to differ materially from (and be more negative than) future results and events expressed, projected or implied by these forward-looking statements. Factors that might cause future results and events to differ include, among others, the following:
▪Adverse litigation outcomes and timing of resolution of litigation matters
▪Our ability to identify and select suitable legal finance assets
▪Improper use or disclosure of, or access to, privileged information, intellectual property or litigation or business strategy due to cybersecurity breaches, unauthorized use or theft
▪Inaccuracy or failure of the probabilistic model and decision science tools, including machine learning technology and generative artificial intelligence (collectively, “AI technologies”), we use to predict the returns on our legal finance assets and in our operations
▪Changes and uncertainty in laws, regulations and rules relating to the legal finance industry, including those relating to privileged information and/or disclosure and enforceability of legal finance arrangements
▪Inadequacies in our due diligence process or unforeseen developments
▪Credit risk and concentration risk relating to our legal finance assets
▪Lack of liquidity of our legal finance assets and commitments in excess of our available capital
▪Our ability to obtain attractive external capital, refinance our outstanding indebtedness or raise capital to meet our liquidity needs
▪Our ability to comply with the covenants in the indentures governing our outstanding debt securities and changes in our credit ratings
▪Competitive factors and demand for our services and capital
▪Failure of lawyers who prosecute and/or defend claims that we have financed to exercise due skill and care or the misalignment of their interests or those of their clients with ours
▪Poor performance by the commitments we make on behalf of our private funds
▪Negative publicity about or public perception of the legal finance industry or us
▪Valuation uncertainty with respect to the fair value of our capital provision assets
▪Current and future legal, political and economic factors, including uncertainty surrounding the effects, severity and duration of public health threats and/or military actions
▪Developments in AI technologies and expectations relating to environmental, social and governance considerations
▪Potential liability from litigation and legal proceedings against us
▪Our ability to hire and retain key personnel
▪Risks relating to our international operations as a result of differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments
▪Exposure to foreign currency exchange rate fluctuations
▪Uncertainty relating to the tax treatment of our financing arrangements
▪Information systems risks or improper functioning of our information systems or those of our third-party service providers
▪Failure of our third-party service providers to fulfill their obligations or misconduct by our third-party service providers
▪Failure by us to maintain the privacy and security of personal information and comply with applicable data privacy and protection laws and regulations

▪Failure by us to maintain effective internal control over financial reporting or effective disclosure controls and procedures
▪Failure by us to comply with the requirements of being a US domestic public company and the costs associated therewith
▪Certain risks relating to our incorporation in Guernsey
▪Other factors discussed under “Risk factors” in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and the Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “1Q26 Form 10-Q”)
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements contained in this Form 10-Q, the 2025 Form 10-K, the 1Q26 Form 10-Q, the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (together with the 1Q26 Form 10-Q, the “Previous Forms 10-Q”) and other periodic and current reports that we file with or furnish to the US Securities and Exchange Commission (the “SEC”). Many of these factors are beyond our ability to control or predict, and new factors emerge from time to time. Furthermore, we cannot assess the impact of each such factor on our business or the extent to which any factor or combination of factors may cause actual results and events to be materially different from those contained in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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

Part I. Financial information
Item 1. Financial statements
BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share data)	2026	2025	2026	2025
Revenues
Capital provision income/(loss)	$147,550	$80,068	$(2,249,736)	$435,748
Plus/(Less): Third-party interests in capital provision assets	(6,798)	(19,718)	766,209	(83,771)
Asset management income/(loss)	277	2,547	850	5,434
Marketable securities income/(loss) and interest	5,452	6,786	18,845	22,170
Other income/(loss)	429	120	1,051	367
Total revenues	146,910	69,803	(1,462,781)	379,948

Operating expenses
Compensation and benefits
Salaries and benefits	10,854	11,215	42,170	35,359
Annual incentive compensation	4,484	5,091	14,025	14,410
Share-based and deferred compensation	2,878	6,922	(117)	16,986
Long-term incentive compensation including accruals	17,800	7,468	(105,602)	27,208
General, administrative and other	9,096	10,527	26,296	28,529
Case-related expenditures ineligible for inclusion in asset cost	4,005	3,793	(30,310)	12,690
Total operating expenses	49,117	45,016	(53,538)	135,182

Operating income/(loss)	97,793	24,787	(1,409,243)	244,766

Other expenses
Finance costs	52,142	41,549	151,410	109,408
Foreign currency transactions (gains)/losses and other expenses	2,509	(267)	17,803	(2,372)
Total other expenses	54,651	41,282	169,213	107,036

Income/(loss) before income taxes	43,142	(16,495)	(1,578,456)	137,730

Provision for/(benefit from) income taxes	8,880	3,775	10,949	15,937
Net income/(loss)	34,262	(20,270)	(1,589,405)	121,793

Net income/(loss) attributable to non-controlling interests	10,905	(1,114)	17,103	21,724
Net income/(loss) attributable to Burford Capital Limited shareholders	23,357	(19,156)	(1,606,508)	100,069

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share
Basic	$0.11	($0.09)	($7.33)	$0.46
Diluted	$0.10	($0.09)	($7.33)	$0.45

Weighted average ordinary shares outstanding
Basic	219,584,624	219,267,032	219,209,774	219,078,742
Diluted	225,139,541	219,267,032	219,209,774	224,422,469
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income/(loss)	$34,262	$(20,270)	$(1,589,405)	$121,793
Other comprehensive income/(loss)
Foreign currency translation adjustment	2,377	2,697	14,639	(9,566)
Comprehensive income/(loss)	36,639	(17,573)	(1,574,766)	112,227

(Plus)/Less: Comprehensive income/(loss) attributable to non-controlling interests	10,905	(1,114)	17,103	21,724
Comprehensive income/(loss) attributable to Burford Capital Limited shareholders	25,734	(16,459)	(1,591,869)	90,503
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026	December 31, 2025
($ in thousands, except share data)	(unaudited)
Assets
Cash and cash equivalents	$463,756	$566,437
Marketable securities	67,406	89,486
Other assets	77,349	73,743
Due from settlement of capital provision assets	120,422	164,804
Capital provision assets	3,337,579	5,609,949
Goodwill	134,003	134,020
Deferred tax asset	2,235	2,733
Total assets	4,202,750	6,641,172

Liabilities
Debt interest payable	44,484	60,033
Other liabilities	88,808	191,606
Long-term incentive compensation payable	107,398	228,366
Debt payable	2,300,133	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	101,591	858,491
Deferred tax liability	52,185	47,117
Total liabilities	2,694,599	3,513,442

Commitments and contingencies (Note 15)

Shareholders' equity
Ordinary shares, no par value; unlimited shares authorized; 221,840,548 ordinary shares issued and 219,595,601 ordinary shares outstanding as of September 30, 2026 and 220,667,387 ordinary shares issued and 218,897,440 ordinary shares outstanding as of December 31, 2025	624,852	615,453
Additional paid-in capital	56,590	56,787
Accumulated other comprehensive income/(loss)	14,440	(199)
Treasury shares; 2,244,947 ordinary shares at $12.71 cost as of September 30, 2026 and 1,769,947 ordinary shares at $14.06 cost as of December 31, 2025	(28,532)	(24,879)
Retained earnings	180,605	1,800,860
Total Burford Capital Limited equity	847,955	2,448,022
Non-controlling interests	660,196	679,708
Total shareholders' equity	1,508,151	3,127,730
Total liabilities and shareholders' equity	4,202,750	6,641,172
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income/(loss)	$(1,589,405)	$121,793

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Capital provision (income)/loss	2,249,736	(435,748)
(Income)/loss on marketable securities	(983)	(7,334)
Other (income)/loss	(1,051)	(367)
Share-based and deferred compensation	(117)	16,986
Deferred tax (benefit)/expense	5,663	14,621
Other	45,934	9,041
Changes in operating assets and liabilities:
Proceeds from capital provision assets	391,838	606,950
Deployments to capital provision assets	(350,463)	(453,525)
Net proceeds from/(funding of) marketable securities	24,450	7,325
Proceeds from/(payments of) other income	6,368	2,012
(Increase)/decrease in other assets	(1,684)	(12,466)
Increase/(decrease) in other liabilities	(235,014)	85,718
Net increase/(decrease) on financial liability to third-party investment	(756,900)	95,883
Net cash provided by/(used in) operating activities	(211,628)	50,889

Cash flows from investing activities:
Acquisitions of equity method and other investments	(4,288)	(8,257)
Purchases of property and equipment	(100)	(185)
Net cash provided by/(used in) investing activities	(4,388)	(8,442)

Cash flows from financing activities:
Debt issuance, including original issue premium	800,000	500,000
Debt issuance costs	(16,061)	(10,044)
Debt extinguishment	(616,254)	(129,467)
Dividends paid on ordinary shares	(13,747)	(13,667)
Acquisition of ordinary shares held in treasury	(3,653)	(15,310)
Third-party net capital contribution/(distribution)	(36,615)	(167,888)
Net cash provided by/(used in) financing activities	113,670	163,624

Net increase/(decrease) in cash and cash equivalents	(102,346)	206,071
Cash and cash equivalents at beginning of period	566,437	469,930
Effect of exchange rate changes on cash and cash equivalents	(335)	1,652
Cash and cash equivalents at end of period	463,756	677,653
The table below sets forth supplemental disclosures to our statement of consolidated cash flows.

	Nine months ended September 30,
($ in thousands)	2026	2025
Cash received from interest and dividend income	$18,318	$15,546
Cash paid for debt interest	(159,319)	(67,683)
Cash received from income tax refund	395	1,256
Cash paid for income taxes	(7,401)	(21,164)
See accompanying notes to the unaudited condensed consolidated financial statements.

BURFORD CAPITAL LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Three months ended September 30, 2026
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	221,829,450	(2,244,947)	$624,700	$(28,532)	$53,580	$157,248	$12,063	$819,059	$649,266	$1,468,325
Net income/(loss)	—	—	—	—	—	23,357	—	23,357	10,905	34,262
Foreign currency translation adjustment	—	—	—	—	—	—	2,377	2,377	—	2,377
Issuance of new ordinary shares to satisfy vested share-based awards	11,098	—	152	—	(152)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	—	—	—	—	—	—	—	—	—	—
Issuance of new ordinary shares under the NED Plan	—	—	—	—	—	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(120)	—	—	(120)	—	(120)
Share-based and deferred compensation	—	—	—	—	3,282	—	—	3,282	—	3,282
Dividends paid	—	—	—	—	—	—	—	—	—	—
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	25	25
End of period	221,840,548	(2,244,947)	624,852	(28,532)	56,590	180,605	14,440	847,955	660,196	1,508,151

	Three months ended September 30, 2025
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,572,370	(1,769,947)	$614,748	$(24,879)	$43,966	$1,871,344	$(2,143)	$2,503,036	$725,372	$3,228,408
Net income/(loss)	—	—	—	—	—	(19,156)	—	(19,156)	(1,114)	(20,270)
Foreign currency translation adjustment	—	—	—	—	—	—	2,697	2,697	—	2,697
Issuance of new ordinary shares to satisfy vested share-based awards	9,168	—	93	—	(93)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	—	—	—	—	—	—	—	—	—	—
Acquisition of ordinary shares held in treasury	—	—	—	—	—	—	—	—	—	—
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(506)	(340)	—	(846)	—	(846)
Share-based and deferred compensation	—	—	—	—	11,220	—	—	11,220	—	11,220
Dividends paid	—	—	—	—	—	—	—	—	—	—
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(33,019)	(33,019)
End of period	220,581,538	(1,769,947)	614,841	(24,879)	54,587	1,851,848	554	2,496,951	691,239	3,188,190

	Nine months ended September 30, 2026
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,667,387	(1,769,947)	$615,453	$(24,879)	$56,787	$1,800,860	$(199)	$2,448,022	$679,708	$3,127,730
Net income/(loss)	—	—	—	—	—	(1,606,508)	—	(1,606,508)	17,103	(1,589,405)
Foreign currency translation adjustment	—	—	—	—	—	—	14,639	14,639	—	14,639
Issuance of new ordinary shares to satisfy vested share-based awards	914,238	—	8,148	—	(8,148)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	163,711	—	855	—	(160)	—	—	695	—	695
Issuance of new ordinary shares under the NED Plan	95,212	—	396	—	—	—	—	396	—	396
Acquisition of ordinary shares held in treasury	—	(475,000)	—	(3,653)	—	—	—	(3,653)	—	(3,653)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(3,169)	—	—	(3,169)	—	(3,169)
Share-based and deferred compensation	—	—	—	—	11,280	—	—	11,280	—	11,280
Dividends paid	—	—	—	—	—	(13,747)	—	(13,747)	—	(13,747)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(36,615)	(36,615)
End of period	221,840,548	(2,244,947)	624,852	(28,532)	56,590	180,605	14,440	847,955	660,196	1,508,151

	Nine months ended September 30, 2025
	Shares		Amount
($ in thousands, except share data)	Ordinary shares	Treasury shares	Ordinary shares	Treasury shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total Burford Capital Limited equity	Non-controlling interests	Total shareholders’ equity
Beginning of period	220,091,851	(669,947)	$610,037	$(9,569)	$42,409	$1,766,435	$10,120	$2,419,432	$837,403	$3,256,835
Net income/(loss)	—	—	—	—	—	100,069	—	100,069	21,724	121,793
Foreign currency translation adjustment	—	—	—	—	—	—	(9,566)	(9,566)	—	(9,566)
Issuance of new ordinary shares to satisfy vested share-based awards	349,853	—	3,286	—	(3,286)	—	—	—	—	—
Issuance of new ordinary shares to satisfy distributions under the NQDC Plan	139,834	—	1,518	—	(839)	—	—	679	—	679
Acquisition of ordinary shares held in treasury	—	(1,100,000)	—	(15,310)	—	—	—	(15,310)	—	(15,310)
Transfer of share-based awards and NQDC Plan matching awards on vesting	—	—	—	—	(2,698)	(989)	—	(3,687)	—	(3,687)
Share-based and deferred compensation	—	—	—	—	19,001	—	—	19,001	—	19,001
Dividends paid	—	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Third-party net capital contribution/(distribution)	—	—	—	—	—	—	—	—	(167,888)	(167,888)
End of period	220,581,538	(1,769,947)	614,841	(24,879)	54,587	1,851,848	554	2,496,951	691,239	3,188,190
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
The accompanying unaudited condensed consolidated financial statements and notes thereto as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as well as in accordance with US GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. Certain disclosures included in the Group’s audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the 2025 Form 10-K have been condensed in, or omitted from, the Group’s unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 contained in this Form 10-Q. The Group’s unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the Group’s audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
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
Goodwill
Goodwill arises as a result of the acquisition of subsidiaries and represents the excess of the purchase consideration over the fair value of the Group’s share of the assets acquired and the liabilities assumed on the acquisition date. After initial recognition, goodwill is measured at cost less any accumulated impairment losses. For the purposes of impairment testing, goodwill acquired in a business combination is, from the acquisition date, allocated to each of the Group’s reporting units that are expected to benefit from the combination, irrespective of whether other assets or liabilities of the acquiree are assigned to those units. During the three months ended March 31, 2026, the Group considered the decline in the price of its ordinary shares as a potential indicator of impairment. The Group performed a qualitative assessment pertaining to the decline in share price in accordance with ASC 350—Intangibles—Goodwill and Other for the nine months ended September 30, 2026 and concluded that it is not more likely than not that the fair value of its reporting units is less than their carrying amounts. Accordingly, no impairment charge was recognized for the period.
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
The Group’s effective tax rate was 21% and (23)% for the three months ended September 30, 2026 and 2025, respectively, and (0.7)% and 12% for the nine months ended September 30, 2026 and 2025, respectively. The variability in the Group’s effective tax rate from period to period reflects the differing portions of the Group’s overall income and losses reported to each relevant taxing jurisdiction and the differing tax rates in effect for such taxing jurisdictions at which such income and losses are taxed. Another significant factor in the determination of the effective tax rate is the change in the Group’s valuation allowance against its deferred tax asset, largely arising from currently nondeductible interest expense.
The table below sets forth the gross deferred tax assets and liabilities, valuation allowance and net deferred tax liabilities as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
Gross deferred tax assets	111,160	91,096
Gross deferred tax liabilities	(83,638)	(82,700)
Valuation allowance	(77,472)	(52,780)
Net deferred tax liabilities	(49,950)	(44,384)
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
certain deferred tax assets that would otherwise expire (e.g., net operating losses). Although realization is not assured, based on the Group’s assessment, the Group has concluded that it is more likely than not that the remaining gross deferred tax assets will be realized and, as such, no additional valuation allowance has been provided.
The calculation of the Group’s global tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and case law in a multitude of taxing jurisdictions across the Group’s global operations. ASC 740—Income Taxes states that a tax benefit from an uncertain tax position shall be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In accordance with the guidelines established by ASC 740—Income Taxes, the Group believes it does not have any uncertain tax positions for the three and nine months ended September 30, 2026 or for any prior tax year that currently remains open under an applicable statute of limitations in the corresponding taxing jurisdiction. The Group continues to monitor its global tax positions and, if necessary, update its position under ASC 740—Income Taxes regarding any uncertain tax positions based on any relevant case law, tax law and regulatory developments in an applicable taxing jurisdiction. As of the date of this Form 10-Q, the Group is subject to audit in the State of New York for the tax years ended December 31, 2024, 2023 and 2022. Certain affiliates of the Group file a US federal income tax return, along with various state and local income tax returns, which are subject to examination by the relevant taxing authorities for the years ended December 31, 2021 and thereafter.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three months ended September 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$116,384	$—	$116,384	$31,166	$147,550
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(6,798)	(6,798)
Asset management income/(loss)	—	13,198	13,198	(12,921)	277
Marketable securities income/(loss) and interest	5,419	—	5,419	33	5,452
Other income/(loss)	—	429	429	—	429
Total revenues	121,803	13,627	135,430	11,480	146,910

Compensation and benefits	32,567	3,449	36,016	—	36,016
General, administrative and other	6,182	2,537	8,719	377	9,096
Case-related expenditures ineligible for inclusion in asset cost	3,783	—	3,783	222	4,005
Operating expenses	42,532	5,986	48,518	599	49,117

Other expenses
Finance costs	52,142	—	52,142	—	52,142
Foreign currency transactions (gains)/losses and other expenses	2,293	240	2,533	(24)	2,509
Total other expenses	54,435	240	54,675	(24)	54,651

Income/(loss) before income taxes	24,836	7,401	32,237	10,905	43,142
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2025
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$62,060	$—	$62,060	$18,008	$80,068
Plus/(Less): Third-party interests in capital provision assets	—	—	—	(19,718)	(19,718)
Asset management income/(loss)	—	(168)	(168)	2,715	2,547
Marketable securities income/(loss) and interest	6,681	—	6,681	105	6,786
Other income/(loss)	—	120	120	—	120
Total revenues	68,741	(48)	68,693	1,110	69,803

Compensation and benefits	24,929	5,767	30,696	—	30,696
General, administrative and other	8,578	1,865	10,443	84	10,527
Case-related expenditures ineligible for inclusion in asset cost	1,586	—	1,586	2,207	3,793
Operating expenses	35,093	7,632	42,725	2,291	45,016

Other expenses
Finance costs	41,549	—	41,549	—	41,549
Foreign currency transactions (gains)/losses and other expenses	(148)	(52)	(200)	(67)	(267)
Total other expenses	41,401	(52)	41,349	(67)	41,282

Income/(loss) before income taxes	(7,753)	(7,628)	(15,381)	(1,114)	(16,495)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Capital provision income/(loss)	$(1,467,397)	$—	$(1,467,397)	$(782,339)	$(2,249,736)
Plus/(Less): Third-party interests in capital provision assets	—	—	—	766,209	766,209
Asset management income/(loss)	—	28,840	28,840	(27,990)	850
Marketable securities income/(loss) and interest	18,672	—	18,672	173	18,845
Other income/(loss)	—	1,051	1,051	—	1,051
Total revenues	(1,448,725)	29,891	(1,418,834)	(43,947)	(1,462,781)

Compensation and benefits	(61,985)	12,461	(49,524)	—	(49,524)
General, administrative and other	20,115	5,747	25,862	434	26,296
Case-related expenditures ineligible for inclusion in asset cost	31,184	—	31,184	(61,494)	(30,310)
Operating expenses	(10,686)	18,208	7,522	(61,060)	(53,538)

Other expenses
Finance costs	151,410	—	151,410	—	151,410
Foreign currency transactions (gains)/losses and other expenses	18,260	(467)	17,793	10	17,803
Total other expenses	169,670	(467)	169,203	10	169,213

Income/(loss) before income taxes	(1,607,709)	12,150	(1,595,559)	17,103	(1,578,456)
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

	September 30, 2026
				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Total consolidated
Cash and cash equivalents and marketable securities	$498,822	$15,348	$514,170	$16,992	$531,162
Other assets	$29,442	$182,194	$211,636	$(134,287)	$77,349
Due from settlement of capital provision assets	$120,422	$—	$120,422	$—	$120,422
Capital provision assets	$2,451,274	$—	$2,451,274	$886,305	$3,337,579
Total assets	$3,211,195	$222,545	$3,433,740	$769,010	$4,202,750
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
The table below sets forth the changes in capital provision assets as of the beginning and end of the relevant reporting periods.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$3,184,677	$5,544,683	$5,609,949	$5,243,917
Transfers(1)	—	—	(23,043)	—
Deployments	100,440	136,745	350,463	453,525
Realizations	(94,324)	(139,361)	(344,603)	(518,286)
Income/(loss) for the period(2)	147,911	73,716	(2,245,560)	410,470
Foreign exchange gains/(losses)	(1,125)	(478)	(9,627)	25,679
End of period	3,337,579	5,615,305	3,337,579	5,615,305

Deployed cost, end of period	2,595,249	2,467,503	2,595,249	2,467,503
Unrealized fair value, end of period	742,330	3,147,802	742,330	3,147,802
Total capital provision assets	3,337,579	5,615,305	3,337,579	5,615,305
1. Relates to certain costs previously included within capital provision assets that did not meet the applicable criteria for inclusion in the fair value of those assets. These amounts have been expensed in the three months ended March 31, 2026 within “Case-related expenditures ineligible for inclusion in asset cost”. The impact of this matter was not material to the three and nine months ended September 30, 2026 or any of the prior periods.

2. Includes a capital provision loss of $2.4 billion for the nine months ended September 30, 2026 relating to the YPF Judgment Reversal.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the components of the capital provision income/(loss) for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net realized gains/(losses)	$24,953	$70,787	$122,778	$178,702
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	122,958	2,929	(2,368,338)	231,768
Income/(loss) on capital provision assets	147,911	73,716	(2,245,560)	410,470
Foreign exchange gains/(losses)	(1,354)	2,164	(7,201)	18,540
Net income/(loss) from due from settlement of capital provision assets	1,301	2,957	3,121	5,912
Other income/(loss)	(308)	1,231	(96)	826
Total capital provision income/(loss) as reported in the unaudited condensed consolidated statements of operations	147,550	80,068	(2,249,736)	435,748
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$122,370	$118,451	$164,804	$183,858
Transfer of realizations from capital provision assets	94,324	139,361	344,603	518,286
Net income/(loss)	1,301	2,957	3,121	5,912
Proceeds from capital provision assets	(97,457)	(159,138)	(391,838)	(606,950)
Foreign exchange gains/(losses)	(116)	(4,871)	(268)	(4,346)
End of period	120,422	96,760	120,422	96,760

Current assets	43,084	84,190	43,084	84,190
Non-current assets	77,338	12,570	77,338	12,570
Total due from settlement of capital provision assets	120,422	96,760	120,422	96,760

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Asset management income
The table below sets forth the components of the asset management income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Management fee income	$277	$1,347	$850	$4,234
Performance fee income	—	1,200	—	1,200
Total asset management income(1)	277	2,547	850	5,434
1. Relates to revenue from contracts with customers for services transferred over time.
8. Long-term incentive compensation payable
The table below sets forth the changes in the long-term incentive compensation payable as of the beginning and end of the relevant reporting periods.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning of period	$91,191	$211,160	$228,366	$217,552
Long-term incentive compensation including accruals(1)	17,800	7,468	(105,602)	27,208
Cash paid	(1,247)	(3,056)	(14,790)	(31,128)
Foreign exchange gains/(losses)	(346)	(689)	(576)	1,251
End of period	107,398	214,883	107,398	214,883
1. Includes the reversal of $122.6 million of long-term incentive compensation accrual for the nine months ended September 30, 2026 relating to the YPF Judgment Reversal.
9. Other liabilities
The table below sets forth the components of total other liabilities as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
General expenses payable	$43,865	$75,664
Insurance liabilities	25,401	23,713
Lease liabilities	11,556	13,151
Audit fees payable	114	1,484
Tax payable	—	648
Payable for capital provision assets	634	2,346
Contingent fees(1)	7,238	74,600
Total other liabilities	88,808	191,606
1. Includes the reversal of $67.3 million of case-related expenditures ineligible for inclusion in asset cost for the nine months ended September 30, 2026 relating to the YPF Judgment Reversal.
10. Debt
The table below sets forth certain information with respect to the Group’s debt securities outstanding as of the dates indicated. Debt securities denominated in pound sterling have been converted to US dollar using GBP/USD exchange rates of $1.3491 as of December 31, 2025. There were no debt securities denominated in pound sterling as of September 30, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding as of	Carrying value (at amortized cost) as of		Fair value(1) as of
($ in thousands)	September 30, 2026	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Burford Capital PLC
5.000% Bonds due December 1, 2026(2)	$—	$—	$218,325	$—	$217,417

Burford Capital Global Finance LLC
6.250% Senior Notes due April 15, 2028(3)	$—	$—	$397,155	$—	$398,188
8.000% Senior Secured Notes due October 15, 2029(4)	$300,000	$293,303	$—	$305,529	$—
6.875% Senior Notes due April 15, 2030	$360,000	$355,289	$354,291	$342,749	$353,693
9.250% Senior Notes due July 1, 2031	$675,000	$669,024	$668,080	$662,999	$696,722
7.500% Senior Notes due July 15, 2033	$500,000	$490,974	$489,978	$434,770	$480,970
8.50% Senior Notes due January 15, 2034(5)	$500,000	$491,543	$—	$438,100	$—
Total debt	$2,335,000	$2,300,133	$2,127,829	$2,184,147	$2,146,990

1. The Group’s debt securities are classified as Level 2 within the fair value hierarchy.
2. On June 1, 2017, Burford Capital PLC issued £175.0 million ($225.8 million) aggregate principal amount of 5.000% Bonds due 2026 (the “2026 Bonds”), which were redeemed in full on January 30, 2026, resulting in a loss on early extinguishment of debt of $0.6 million.

3. On September 24, 2026, Burford Capital Global Finance LLC redeemed in full the outstanding aggregate principal amount of the 6.250% Senior Notes due 2028 (the “2028 Notes"), resulting in a loss on early extinguishment of debt of $2.0 million. See “—Issuance of 2029 Notes” for additional information with respect to the redemption of the 2028 Notes.

4. On September 17, 2026, Burford Capital Global Finance LLC issued $300.0 million aggregate principal amount of the 2029 Notes (as defined below). See “—Issuance of 2029 Notes” for additional information with respect to the issuance of the 2029 Notes.

5. On January 15, 2026, Burford Capital Global Finance LLC issued $500.0 million aggregate principal amount of the 2034 Notes (as defined below). See “—Issuance of 2034 Notes” for additional information with respect to the issuance of the 2034 Notes.

The table below sets forth the maturities of the Group’s outstanding debt securities and debt interest payable as of the date indicated.

	September 30, 2026
($ in thousands)	Debt payable	Debt interest payable
2026	$—	$12,375
2027	—	193,054
2028	—	191,188
2029	300,000	191,188
2030	360,000	154,813
Thereafter	1,675,000	323,688

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth unamortized issuance costs of the outstanding debt securities as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
5.000% Bonds due 2026	$—	$316
6.250% Senior Notes due 2028	—	2,845
8.000% Senior Secured Notes due 2029	6,697	—
6.875% Senior Notes due 2030	3,503	4,245
9.250% Senior Notes due 2031	9,003	10,424
7.500% Senior Notes due 2033	9,026	10,022
8.50% Senior Notes due 2034	8,457	—
The table below sets forth the components of total finance costs of the outstanding indebtedness for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Debt interest expense(1)	$50,498	$40,217	$146,339	$105,864
Debt issuance costs incurred as finance costs	1,644	1,332	5,071	3,544
Total finance costs	52,142	41,549	151,410	109,408
1. Includes (gains)/losses on debt extinguishment of $2.0 million and $nil million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $nil million for the nine months ended September 30, 2026 and 2025, respectively.

Description of debt securities
All of the Group’s outstanding debt securities have a fixed interest rate payable semi-annually in arrears and are unsecured (with the exception of the 2029 Notes, which are secured), unsubordinated obligations of the issuer that are fully and unconditionally guaranteed by the Company on an unsecured (with the exception of the 2029 Notes, which are secured) and unsubordinated basis. As of September 30, 2026, the Group was in compliance with the covenants set forth in the respective agreements governing its debt securities.
The Company is required to provide certain information pursuant to the indentures governing the 8.000% Senior Secured Notes due 2029 (the “2029 Notes”), the 6.875% Senior Notes due 2030 (the “2030 Notes”), the 9.250% Senior Notes due 2031 (the “2031 Notes”), the 7.500% Senior Notes due 2033 (the “2033 Notes”) and the 8.50% Senior Notes due 2034 (the “2034 Notes”). The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) the Company and its Restricted Subsidiaries (as defined in the indentures governing the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) the Company’s Unrestricted Subsidiaries (as defined in the indentures governing the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable).

($ in thousands)	September 30, 2026	December 31, 2025
Company and its Restricted Subsidiaries
Total assets	$3,521,480	$5,941,410
Third-party indebtedness	2,300,133	2,127,829

Unrestricted Subsidiaries
Total assets	681,270	699,762
Third-party indebtedness	—	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Company and its Restricted Subsidiaries
Total revenues	$133,803	$69,542	$(1,484,223)	$352,389

Unrestricted Subsidiaries
Total revenues	13,107	261	21,442	27,559
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
The 2034 Notes were issued pursuant to an indenture by and among Burford Capital Global Finance LLC, as issuer, the Company, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. The 2034 Notes are (i) senior unsecured obligations of the Issuer, (ii) equal in right of payment with all existing and future unsecured indebtedness of the Issuer that is not expressly subordinated in right of payment to the 2034 Notes, (iii) effectively subordinated to any existing and future secured indebtedness of the Issuer to the extent of the value of the collateral securing such indebtedness, (iv) senior in right of payment to all existing and future indebtedness of the Issuer expressly subordinated in right of payment to the 2034 Notes, (v) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (other than the Issuer) that do not guarantee the Notes and (vi) fully and unconditionally guaranteed on a senior and unsecured basis by the Company. In the future, each restricted subsidiary of the Company (other than the Issuer, any “Securitization Entity” or any “Specified Permitted Services Entity” (each, as defined in the indenture governing the 2034 Notes)) that (i) incurs or guarantees any indebtedness under the other notes of the Issuer that were outstanding as of January 15, 2026 or (ii) guarantees other indebtedness for borrowed money of the Issuer or the Company in an aggregate principal amount in excess of $20.0 million will be required to guarantee the 2034 Notes, subject to certain exceptions.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Issuance of 2029 Notes
On September 17, 2026, the Issuer issued $300.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes bear interest at a rate of 8.000% per annum, with interest on the 2029 Notes payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2027. The 2029 Notes are scheduled to mature on October 15, 2029. The net proceeds from the offering of the 2029 Notes, together with cash on hand, were used for the redemption in full of the 2028 Notes issued by the Issuer.
The 2029 Notes were issued pursuant to an indenture by and among Burford Capital Global Finance LLC, as issuer, the Company, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2029 Notes are (i) senior obligations of the Issuer and the Company, respectively, secured on a senior lien basis by the Collateral (as defined in the indenture governing the 2029 Notes), subject to permitted liens and certain other exceptions, (ii) equal in right of payment with all existing and future indebtedness of the Issuer and the Company, respectively, that is not expressly subordinated in right of payment to the 2029 Notes or the related guarantees, (iii) contractually senior in right of payment to all existing and future indebtedness of the Issuer and the Company, respectively, that is expressly subordinated in right of payment to the 2029 Notes or the related guarantees, (iv) effectively senior to all unsecured obligations of the Issuer and the Company, respectively, to the extent of the value of the Collateral (as defined in the indenture governing the 2029 Notes) securing the Issuer’s or the Company’s obligations under the 2029 Notes or the related note guarantees, respectively, (v) effectively subordinated to any obligations of the Issuer and the Company, respectively, secured by liens on assets of the Issuer or the Company, respectively, that do not constitute Collateral (as defined in the indenture governing the 2029 Notes), to the extent of the value of such assets and (vi) structurally subordinated to all indebtedness and other obligations of the Company’s subsidiaries (other than the Issuer) that do not guarantee the 2029 Notes. In the future, each restricted subsidiary (other than the Issuer, any “Securitization Entity” or any “Specified Permitted Services Entity” (each, as defined in the indenture governing the 2029 Notes)) that (i) incurs or guarantees any indebtedness under the other notes of the Issuer that were outstanding as of September 17, 2026, (ii) guarantees other indebtedness for borrowed money of the Issuer or the Company in an aggregate principal amount in excess of $20.0 million or (iii) incurs any Triggering Indebtedness (as defined in the indenture governing the 2029 Notes) will be required to guarantee the 2029 Notes and to create or perfect security interests in any collateral of such restricted subsidiary, subject to certain exceptions.
The Issuer may redeem all or part of the 2029 Notes on or after October 15, 2027 at the redemption prices set forth in the indenture governing the 2029 Notes, plus accrued and unpaid interest. The Issuer may redeem all or part of the 2029 Notes at any time before October 15, 2027 at a redemption price equal to 100% of the aggregate principal amount of the 2029 Notes redeemed, plus a make-whole premium and accrued and unpaid interest. In addition, prior to October 15, 2027, the Issuer may, at its option, redeem up to 40% of the aggregate principal amount of the 2029 Notes originally issued (calculated after giving effect to any issuance of additional 2029 Notes) with the proceeds of certain equity offerings at the redemption price set forth in the indenture governing the 2029 Notes, provided that at least 50% of the aggregate principal amount of the 2029 Notes originally issued (calculated after giving effect to any issuance of additional 2029 Notes) remains outstanding. Prior to October 15, 2027, the Issuer may also, on one or more occasions, redeem the 2029 Notes in an aggregate principal amount not to exceed 10% of the aggregate principal amount of the 2029 Notes originally issued at a redemption price equal to 103% of the principal amount of the 2029 Notes redeemed and accrued and unpaid interest. Furthermore, the Issuer will be required to make an offer to repurchase all the outstanding 2029 Notes upon the occurrence of certain events constituting a Change of Control Triggering Event (as defined in the indenture governing the 2029 Notes) at a price equal to 101% of the principal amount of the 2029 Notes repurchased, plus accrued and unpaid interest. If the Issuer sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the 2029 Notes, the Issuer may be required to use some or all of such proceeds to offer to purchase the 2029 Notes (ratably with any other senior indebtedness with similar requirements) at 100% of the principal amount

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the 2029 Notes repurchased (or, in the case of other senior indebtedness, at the price required thereby, but not to exceed 100% of the principal amount thereof), plus accrued and unpaid interest.
The Collateral (as defined in the indenture governing the 2029 Notes) that secures the 2029 Notes and the related guarantees consists of (i) in the case of the Company and any Foreign Guarantor (as defined in the indenture governing the 2029 Notes) (a) all of the capital stock of the wholly owned restricted subsidiaries to the extent directly owned by the Company or such Foreign Guarantor, respectively, and (b) solely in the event the Company or such Foreign Guarantor pledges assets to secure any Triggering Indebtedness (as defined in the indenture governing the 2029 Notes), the assets so pledged by the Company or such Foreign Guarantor, respectively, to secure such Triggering Indebtedness and (ii) in the case of the Issuer or any U.S. Guarantor (as defined in the indenture governing the 2029 Notes), all of the assets and property of the Issuer or such U.S. Guarantor, respectively, in the case of each of clauses (i) and (ii), other than any Excluded Assets (as defined in the indenture governing the 2029 Notes). The Collateral will exclude certain assets and the security interests in the Collateral will be subject to certain additional exceptions and limitations.
The indenture governing the 2029 Notes contains certain customary covenants, including restrictions on the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) pay cash dividends or make other cash distributions in respect of, or repurchase or redeem, capital stock or make other restricted payments (including restricted investments), (iii) create or incur certain liens, (iv) merge or consolidate with another company or sell all or substantially all of their assets, (v) enter into transactions with affiliates and (vi) solely with respect to the Company, conduct, transact or otherwise engage in any material business or operational activities or own any material assets, in each case, subject to certain exceptions and qualifications set forth in the indenture governing the 2029 Notes. The indenture governing the 2029 Notes and the 2029 Notes are governed by the laws of the State of New York.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Fair value of assets and liabilities
The tables below set forth the fair value of financial instruments grouped by the fair value level as of the dates indicated.

	September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$849,809	$849,809
Portfolio	—	—	1,452,072	1,452,072
Portfolio with equity risk	—	—	35,819	35,819
Legal risk management	—	—	6,525	6,525
Non-derivative financial assets
Joint ventures and equity method investments	—	—	218,765	218,765
Single case with equity risk	814	—	—	814
Assets of consolidated investment companies
Core legal finance (BOF-C)	988	—	671,406	672,394
Core legal finance (EP Funds)	—	—	35,526	35,526
Lower risk legal finance (Advantage Fund)	—	—	65,855	65,855
Total capital provision assets	1,802	—	3,335,777	3,337,579

Due from settlement of capital provision assets	—	—	120,422	120,422
Marketable securities
Government securities	1,581	—	—	1,581
Corporate debt	—	44,823	—	44,823
Asset-backed securities	—	5,998	—	5,998
Mutual funds	4,875	—	—	4,875
Certificates of deposit	—	10,129	—	10,129
Total assets	8,258	60,950	3,456,199	3,525,407

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	101,591	101,591
Total liabilities	—	—	101,591	101,591
Net total	8,258	60,950	3,354,608	3,423,816

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Capital provision assets
Derivative financial assets
Single case	$—	$—	$819,515	$819,515
Portfolio	—	—	3,383,317	3,383,317
Portfolio with equity risk	—	—	38,524	38,524
Legal risk management	—	—	5,737	5,737
Non-derivative financial assets
Joint ventures and equity method investments	—	—	189,488	189,488
Single case with equity risk	2,811	—	—	2,811
Assets of consolidated investment companies
Core legal finance (BOF-C)	2,846	—	650,616	653,462
Core legal finance (EP Funds)	—	—	451,407	451,407
Lower risk legal finance (Advantage Fund)	—	—	65,688	65,688
Total capital provision assets	5,657	—	5,604,292	5,609,949

Due from settlement of capital provision assets	—	—	164,804	164,804
Marketable securities
Government securities	—	58,333	—	58,333
Corporate bonds	—	15,861	—	15,861
Asset-backed securities	—	1,177	—	1,177
Mutual funds	7,828	—	—	7,828
Certificates of deposit	6,287	—	—	6,287
Total assets	19,772	75,371	5,769,096	5,864,239

Liabilities:
Financial liabilities relating to third-party interests in capital provision assets	—	—	858,491	858,491
Total liabilities	—	—	858,491	858,491
Net total	19,772	75,371	4,910,605	5,005,748
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2026
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$768,850	$—	$—	$41,630	$(32,791)	$72,798	$(678)	$849,809
Portfolio	1,389,446	—	—	45,053	(33,345)	51,110	(192)	1,452,072
Portfolio with equity risk	39,259	—	—	92	—	(3,532)	—	35,819
Legal risk management	6,210	—	—	—	—	352	(37)	6,525
Joint ventures and equity method investments	216,341	—	—	-	(961)	3,837	(452)	218,765
Core legal finance (BOF-C)	655,297	—	—	13,527	(21,709)	24,291	—	671,406
Core legal finance (EP Funds)	38,172	—	—	138	—	(2,784)	—	35,526
Lower risk legal finance (Advantage Fund)	66,982	—	—	—	(2,817)	1,690	—	65,855
Total capital provision assets	3,180,557	—	—	100,440	(91,623)	147,762	(1,359)	3,335,777
Due from settlement of capital provision assets	122,370	—	—	94,324	(97,457)	1,301	(116)	120,422
Total Level 3 assets	3,302,927	—	—	194,764	(189,080)	149,063	(1,475)	3,456,199

Financial liabilities relating to third-party interests in capital provision assets	93,000	—	—	1,960	—	6,798	(167)	101,591
Total Level 3 liabilities	93,000	—	—	1,960	—	6,798	(167)	101,591

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$807,141	$—	$—	$42,531	$(28,417)	$26,259	$(513)	$847,001
Portfolio	3,235,173	—	—	77,074	(22,582)	64,375	(53)	3,353,987
Portfolio with equity risk	76,951	—	—	92	(28,326)	(7,406)	—	41,311
Legal risk management	8,447	—	—	—	—	(3,040)	7	5,414
Joint ventures and equity method investments	180,779	—	—	1,390	(488)	(12,780)	(106)	168,795
Core legal finance (BOF-C)	699,942	—	—	15,105	(52,695)	(6,755)	—	655,597
Core legal finance (EP Funds)[1]	432,004	—	—	—	—	10,583	—	442,587
Lower risk legal finance (Advantage Fund)	91,022	—	—	553	(3,219)	2,657	—	91,013
Total capital provision assets	5,531,459	—	—	136,745	(135,727)	73,893	(665)	5,605,705
Due from settlement of capital provision assets	118,451	—	—	139,361	(159,138)	2,957	(4,871)	96,760
Total Level 3 assets	5,649,910	—	—	276,106	(294,865)	76,850	(5,536)	5,702,465

Financial liabilities relating to third-party interests in capital provision assets	823,430	—	—	(141)	—	19,718	(71)	842,936
Total Level 3 liabilities	823,430	—	—	(141)	—	19,718	(71)	842,936
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2026
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$819,515	$—	$(11,940)	$99,656	$(120,600)	$66,880	$(3,702)	$849,809
Portfolio	3,383,317	—	(6,580)	181,508	(126,859)	(1,977,365)	(1,949)	1,452,072
Portfolio with equity risk	38,524	—	—	272	—	(2,977)	—	35,819
Legal risk management	5,737	—	—	—	—	1,001	(213)	6,525
Joint ventures and equity method investments	189,488	—	—	12,303	(1,544)	22,499	(3,981)	218,765
Core legal finance (BOF-C)	650,616	—	(4,523)	55,729	(84,785)	54,369	—	671,406
Core legal finance (EP Funds)	451,407	—	—	995	—	(416,876)	—	35,526
Lower risk legal finance (Advantage Fund)	65,688	—	—	—	(6,253)	6,420	—	65,855
Total capital provision assets	5,604,292	—	(23,043)	350,463	(340,041)	(2,246,049)	(9,845)	3,335,777
Due from settlement of capital provision assets	164,804	—	—	344,603	(391,838)	3,121	(268)	120,422
Total Level 3 assets	5,769,096	—	(23,043)	695,066	(731,879)	(2,242,928)	(10,113)	3,456,199

Financial liabilities relating to third-party interests in capital provision assets	858,491	—	1,174	8,485	(44)	(766,209)	(306)	101,591
Total Level 3 liabilities	858,491	—	1,174	8,485	(44)	(766,209)	(306)	101,591

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2025
($ in thousands)	Beginning of period	Transfers into Level 3	Transfers	Deployments	Realizations	Income/(loss) for the period	Foreign exchange gains/(losses)	End of period
Single case	$1,052,519	$—	$(286,474)	$149,931	$(163,766)	$85,254	$9,537	$847,001
Portfolio	3,053,800	—	—	138,853	(85,489)	239,862	6,961	3,353,987
Portfolio with equity risk	65,041	—	—	272	(28,326)	4,324	—	41,311
Legal risk management	6,442	—	—	—	—	(1,922)	894	5,414
Joint ventures and equity method investments	154,220	—	—	1,390	(1,313)	7,538	6,960	168,795
Core legal finance (BOF-C)	705,315	—	—	46,290	(120,176)	24,168	—	655,597
Core legal finance (EP Funds)[1]	—	—	286,474	115,301	—	40,812	—	442,587
Lower risk legal finance (Advantage Fund)	189,288	—	—	1,488	(111,702)	11,939	—	91,013
Total capital provision assets	5,226,625	—	—	453,525	(510,772)	411,975	24,352	5,605,705
Due from settlement of capital provision assets	183,858	—	—	518,286	(606,950)	5,912	(4,346)	96,760
Total Level 3 assets	5,410,483	—	—	971,811	(1,117,722)	417,887	20,006	5,702,465

Financial liabilities relating to third-party interests in capital provision assets	747,053	—	—	12,101	—	83,771	11	842,936
Total Level 3 liabilities	747,053	—	—	12,101	—	83,771	11	842,936
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

All transfers into and out of Level 3 are recognized as if they have taken place as of the beginning of each reporting period. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

($ in thousands)	September 30, 2026
Type:
Single case, Portfolio, Legal risk management, Joint ventures and equity method investments, Core legal finance (BOF-C)(1), Core legal finance (EP Funds), Financial liabilities relating to third-party interests in capital provision assets

Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate				5.8%	8.4%	7.6%
Duration(2) (years)				0.3	13.5	3.5
Adjusted risk premium				0.0%	100.0%	48.0%
Positive case milestone factor:
Significant ruling or other objective event prior to trial court judgment	$182,759	$172,148	$354,907	5.0%	40.0%	25.4%
Trial court judgment or tribunal award	83,721	122,207	205,928	25.0%	60.0%	56.0%
Appeal judgment	63,310	67,347	130,657	67.6%	80.0%	69.3%
Asset freeze	2,441	953	3,394	4.4%	4.4%	4.4%
Exhaustion of as-of-right appeals	7,955	12,374	20,329	80.0%	80.0%	80.0%
Exhaustion of all appeals	80,122	44,487	124,609	100.0%	100.0%	100.0%
Settlement	9,460	(3,064)	6,396	80.0%	100.0%	100.0%
Portfolios with multiple factors	637,930	539,611	1,177,541	0.0%	100.0%	26.9%
Other	345	(166)	179	100.0%	100.0%	100.0%
Negative case milestone factor:
Significant ruling or other objective event prior to trial court judgment	84,287	(61,270)	23,017	(40.0)%	(60.0)%	(48.4)%
Trial court judgment or tribunal award	75,129	(37,968)	37,161	(10.0)%	(60.0)%	(57.4)%
Appeal judgment	11,161	(12,034)	(873)	(80.0)%	(100.0)%	(80.0)%
Portfolios with multiple factors	66,587	(51,422)	15,165	(10.0)%	(80.0)%	(34.3)%
No case milestone:	1,043,904	(107,610)	936,294
YPF-related assets:	126,920	(35,312)	91,608
	2,476,031	650,281	3,126,312

Type:	Lower risk legal finance (Advantage Fund)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	56,630	9,226	65,856	12.7%	21.6%	15.6%
Duration(2) (years)				1.2	2.5	1.5

Type:	Portfolio with equity risk, Core legal finance (BOF-C)(1)
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	30,724	11,294	42,018	14.5%	14.5%	14.5%
Resolution timing (years)				0.0	2.0	1.4
Conversion ratio				0.5	0.5	0.5

Type:	Due from settlement of capital provision assets
Principal value technique:	Discounted cash flow
Unobservable input:	Cost	Unrealized	Fair value	Minimum	Maximum	Weighted average
Discount rate	120,011	411	120,422	7.4%	7.4%	7.4%
Collection risk				—%	—%	—%

Level 3 assets and liabilities, net	2,683,396	671,212	3,354,608
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sensitivity of Level 3 valuations
Following origination, the Group engages in a review of each capital provision asset’s fair value in connection with the preparation of the unaudited condensed consolidated financial statements. Should the prices of the Level 3 due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $335.5 million and $491.1 million as of September 30, 2026 and December 31, 2025, respectively.
In addition, as of September 30, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher, as applicable, than the actual interest rates used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	September 30, 2026	December 31, 2025
+100 bps interest rates	$(121,478)	$(166,466)
+50 bps interest rates	(61,100)	(83,662)
-50 bps interest rates	65,219	87,423
-100 bps interest rates	131,325	175,812
Furthermore, as of September 30, 2026 and December 31, 2025, should duration have been six or 12 months shorter or longer, as applicable, than the actual durations used in the fair value estimates, while all other variables remained constant, the Group’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the following amounts.

($ in thousands)	September 30, 2026	December 31, 2025
+12 months duration(1)	$(291,304)	$(422,303)
+6 months duration(1)	(142,903)	(229,491)
-6 months duration(1)	162,524	199,038
-12 months duration(1)	312,624	383,172
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
The Group provides revolving credit facilities to certain of its private funds for capital calls as required. These revolving credit facilities are entirely discretionary insofar as the Group is not obligated to fund under the revolving credit facilities. There were no amounts outstanding under the revolving credit facilities as of September 30, 2026 and December 31, 2025, respectively.
The table below sets forth assets and liabilities of the consolidated VIEs as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
Total assets	$854,299	$3,930,646
Total liabilities	34,596	408,776
The table below sets forth the total revenues and certain information relating to cash flows of the consolidated VIEs for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Total revenues	$(3,896)	$24,177	$(2,665,390)	$130,254

Cash flows
Proceeds	26,169	58,039	93,155	235,687
(Funding)	(21,309)	(19,895)	(81,740)	(54,463)

Cash balance as of end of period	18,955	18,730	18,955	18,730
Unconsolidated VIEs
The Group’s maximum exposure to loss from the unconsolidated VIEs is the sum of capital provision assets, fee receivables, accrued income and loans to the unconsolidated VIEs.
The table below sets forth the Group’s maximum exposure to loss from the unconsolidated VIEs as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
On-balance sheet exposure	$36,531	$36,329
Off-balance sheet exposure - undrawn commitments	21,755	23,366
Maximum exposure to loss	58,286	59,695

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Shareholders’ equity
Share repurchases
At the annual general meeting held on May 13, 2026, the Company’s shareholders approved a resolution for the purchase of up to 21,889,744 ordinary shares of the Company on the open market, which authority is set to expire the earlier of (i) the close of the Company’s annual general meeting to be held in 2027 and (ii) August 12, 2027. As of September 30, 2026, there were 21,889,744 ordinary shares available for open market repurchases under this authorization.
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
For the three and nine months ended September 30, 2026, 2,694,859 and 8,086,344 potential ordinary shares, respectively, related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.
For the three and nine months ended September 30, 2025, 75,645 and 183,202 potential ordinary shares, respectively, related to share-based awards and awards under the NQDC Plan were excluded from diluted weighted-average ordinary shares as their inclusion would have been anti-dilutive.
The table below sets forth the computation for basic and diluted net income/(loss) attributable to Burford Capital Limited per ordinary share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net income/(loss) attributable to Burford Capital Limited shareholders	$23,357	$(19,156)	$(1,606,508)	$100,069

Net income/(loss) attributable to Burford Capital Limited shareholders per ordinary share:
Basic	$0.11	($0.09)	($7.33)	$0.46
Diluted	$0.10	($0.09)	($7.33)	$0.45

Weighted average ordinary shares outstanding:
Basic	219,584,624	219,267,032	219,209,774	219,078,742
Dilutive effect of share-based awards and awards under the NQDC Plan	5,554,917	—	—	5,343,727
Diluted	225,139,541	219,267,032	219,209,774	224,422,469

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Group’s commitments are generally capped at a fixed amount in its financing agreements. In addition, as of September 30, 2026 and December 31, 2025, the Group had exposure to assets where the Group provided some form of legal risk arrangement pursuant to which the Group does not generally expect to deploy the full committed capital unless there is a failure of the claim, such as providing an indemnity for adverse legal costs. The table below sets forth the components of undrawn commitments as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025
Definitive	$1,264,360	$1,269,708
Discretionary	627,407	793,533
Legal risk (definitive)	47,032	47,235
Total capital provision undrawn commitments	1,938,799	2,110,476
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
As of November 4, 2026, having considered the legal merits of any relevant proceedings, lawsuits or claims and having received relevant legal advice (including any legal advice from outside counsel), the Group considers there to be no material contingent liability in respect of any such proceedings, lawsuits or claims requiring disclosure in the Group’s unaudited condensed consolidated financial statements. However, given the potentially large and/or indeterminate relief that may be sought and the inherent unpredictability of legal proceedings, lawsuits or claims, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Group’s business, financial condition, results of operations and/or liquidity in any future period. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
16. Related party transactions
The Group has interests in joint ventures and equity method investments. See note 16 (Joint ventures and equity method investments) to the Group’s audited consolidated financial statements contained in the 2025 Form 10-K for additional information with respect to the balances held with joint ventures and equity method investments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below sets forth the fundings of, and proceeds from, joint ventures and equity method investments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Fundings of joint ventures and equity method investments	$2,758	$9,708	$8,321	$11,081
Proceeds from joint ventures and equity method investments	3,012	4,291	8,384	5,347
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
In addition, the Group is exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $23.0 million and $21.8 million as of September 30, 2026 and December 31, 2025, respectively. The Group reviews the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, the Group has not identified any material expected credit loss relating to the financial assets held at amortized cost. The Group recognized no impairment for the three and nine months ended September 30, 2026 and 2025.
The Group is not exposed to concentration of credit risk from a particular region or customer.
18. Subsequent events
There have been no events since September 30, 2026 to the date of this Form 10-Q that require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations is intended to convey management’s perspective with respect to our operating and financial performance for the three and nine months ended September 30, 2026 and 2025. It should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this Form 10-Q and the audited consolidated financial statements and the accompanying notes thereto contained in the 2025 Form 10-K.
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
In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed under “Risk Factors” in this Form 10-Q, the 2025 Form 10-K and the Previous Forms 10-Q.
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
YPF-related assets
Our largest individual asset was our interest in the proceeds of claims brought by the Petersen and Eton Park entities against the Republic of Argentina and YPF S.A. that have been the subject of extensive disclosure in prior reports. On September 15, 2023, judgment was entered in favor of the plaintiffs resulting in a substantial increase in the balance sheet fair value of the YPF-related assets, and that value increased further in the year ended December 31, 2024 when the court ordered the turnover of certain YPF S.A.’s shares to plaintiffs. However, the balance sheet fair value of the YPF-related assets has been significantly reduced as a result of the YPF Judgment Reversal. Further proceedings with respect to the YPF-related assets are ongoing in the US courts and the plaintiffs are also pursuing relief through international arbitration proceedings.
Economic and financial market conditions
Our portfolio returns are driven by judicial activity, and we believe these returns are generally uncorrelated to the performance of the overall economy or financial market conditions. The most direct impact of economic and financial market conditions on our business relates to our cost of debt and ease of access to corporate debt capital markets, as well as movements in market rates that cause adjustments to the discount rates applied in the fair value of our capital provision assets and that impact our quarterly revenue recognition in accordance with US GAAP. Overall, we believe our business model is particularly resilient to economic and financial market cycles due to the nature of the assets that drive our revenues and cash flow.
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
During the three and nine months ended September 30, 2026, military action in the Middle East, geopolitical tensions and ongoing disruption to global trade drove significant volatility in global financial markets. We do not expect this volatility to have a significant impact on the performance of our legal finance portfolio or our financial results. More generally, tighter financial conditions and a weakening of gross domestic product would typically cause the incidence of corporate disputes and associated litigation to increase, although it is usual for any impact to occur with a lag.
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
Covid-19
Court systems and other forms of adjudication have returned to functionality in the aftermath of the Covid-19 pandemic. In general, courts have continued to work through the case backlog caused by the Covid-19 pandemic and, during the three and nine months ended September 30, 2026, we have observed continuing portfolio activity. Nevertheless, some court systems continue to face backlogs, delaying adjudication. Inevitably, some of our matters (and thus our cash realizations from them) in jurisdictions impacted by court backlogs have been slowed by these dynamics, and we saw impact from that in our financial results for the year ended December 31, 2025 as extensions of expected duration reduced the fair value of certain assets. In some cases, we are protected on duration risk, because some of our assets have time-based terms that increase our absolute returns as time passes. We have not seen the discontinuance of any matters. Of our concluded matters since June 2021, we have observed a higher incidence of pre-adjudication settlements as a proportion of aggregate realizations in comparison to the period from our inception to June 2021. We do not yet know whether this is an effect of the Covid-19 pandemic or a lasting trend.
See “Risk factors—Risks relating to our business and industry—Legal, political and economic uncertainty surrounding the effects, severity and duration of public health threats could adversely affect our business, financial condition, results of operations and/or liquidity” in the 2025 Form 10-K.
Inflation
The effect of inflation on our revenues is mitigated to a significant extent by a number of factors, including the high returns generated by capital provision assets and their relatively short weighted average lives. Furthermore, inflationary increases in legal case fees and expenses can increase the size of commitments, deployments and damages sought. Because returns on most of our assets are at least partially based upon a multiple of those fees and expenses, our returns on successful cases should also increase in such circumstances. To the degree that inflation drives higher interest rates and to the extent that pre- and post-judgment interest rates in a particular jurisdiction are tied to market interest rates, higher inflation would result in increases in awards by the relevant courts. The effect of inflation on our expenses would predominantly be through employee costs, which represent the majority of our operating expenses, although a significant portion of compensation-related expenses are performance-based. Our Principal Finance costs include interest expenses associated with our outstanding debt securities, although these are fixed coupon and non-adjustable, regardless of the rate of inflation. Interest income earned on our marketable securities may adjust with changes in market interest rates.
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
Results of operations and financial condition
Set forth below is a discussion of our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 and our unaudited condensed consolidated financial condition as of September 30, 2026 and December 31, 2025, in each case, on a consolidated basis, unless otherwise noted.
In this section, any references to 2026 refer to the three or nine months ended September 30, 2026, as applicable, and any references to 2025 refer to the three or nine months ended September 30, 2025, as applicable.
Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025
Overview
The table below sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Total revenues	$146,910	$69,803	$77,107	110%	$(1,462,781)	$379,948	$(1,842,729)	NM
Total operating expenses	49,117	45,016	4,101	9%	(53,538)	135,182	(188,720)	NM
Operating income/(loss)	97,793	24,787	73,006	295%	(1,409,243)	244,766	(1,654,009)	NM

Total other expenses	54,651	41,282	13,369	32%	169,213	107,036	62,177	58%
Income/(loss) before income taxes	43,142	(16,495)	59,637	NM	(1,578,456)	137,730	(1,716,186)	NM

Provision for/(benefit from) income taxes	8,880	3,775	5,105	135%	10,949	15,937	(4,988)	(31)%
Net income/(loss)	34,262	(20,270)	54,532	NM	(1,589,405)	121,793	(1,711,198)	NM

Net income/(loss) attributable to non-controlling interests	10,905	(1,114)	12,019	NM	17,103	21,724	(4,621)	(21)%
Net income/(loss) attributable to Burford Capital Limited shareholders	23,357	(19,156)	42,513	NM	(1,606,508)	100,069	(1,706,577)	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts, increases or decreases from zero and changes greater than 700% are not considered meaningful.
Total revenues increased 110% for the three months ended September 30, 2026, partially offset by a 32% increase in total other expenses. The increase in total revenues was primarily due to an increase in capital provision income arising mostly from higher fair value adjustments as described below, while the increase in total other expenses was primarily due to an increase in interest expense as described below. The net result was $23.4 million in net income attributable to Burford Capital Limited shareholders for the three months ended September 30, 2026 as compared to net loss of $19.2 million for the three months ended September 30, 2025.
Total revenues decreased for the nine months ended September 30, 2026, partially offset by a decrease in total operating expenses. The decrease in both total revenues and total operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.7 billion and (ii) with respect to total operating expenses, a decrease in long-term incentive compensation including accruals of $122.6 million and a decrease in case-related expenditures ineligible for inclusion in asset cost of $67.3 million. Furthermore, total operating expenses increased due to an increase in case-related expenditures ineligible for inclusion in asset cost, though partially offset by lower compensation and benefits costs. The net result was $1.6 billion in net loss attributable to Burford Capital Limited shareholders for the nine months ended September 30, 2026 as compared to net income of $100.1 million for the nine months ended September 30, 2025.
Revenues
The table below sets forth the components of our total revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Capital provision income/(loss)	$147,550	$80,068	$67,482	84%	$(2,249,736)	$435,748	$(2,685,484)	NM
Plus/(Less): Third-party interests in capital provision assets	(6,798)	(19,718)	12,920	(66)%	766,209	(83,771)	849,980	NM
Asset management income/(loss)	277	2,547	(2,270)	(89)%	850	5,434	(4,584)	(84)%
Marketable securities income/(loss) and interest	5,452	6,786	(1,334)	(20)%	18,845	22,170	(3,325)	(15)%
Other income/(loss)	429	120	309	258%	1,051	367	684	186%
Total revenues	146,910	69,803	77,107	110%	(1,462,781)	379,948	(1,842,729)	NM
Capital provision income/(loss)
Three months ended September 30, 2026 as compared to three months ended September 30, 2025
The table below sets forth the components of our capital provision income for the periods indicated.

	Three months ended September 30,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$24,953	$70,787	$(45,834)	(65)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	122,958	2,929	120,029	NM
Foreign exchange gains/(losses)	(1,354)	2,164	(3,518)	NM
Other	993	4,188	(3,195)	(76)%
Total capital provision income/(loss)	147,550	80,068	67,482	84%
For the three months ended September 30, 2026, net realized gains were $25.0 million, comprising $54.9 million of gross realized gains, offset by gross realized losses of $29.9 million. For the three months ended September 30, 2025, net realized gains were $70.8 million, comprising $95.8 million of gross realized gains, offset by gross realized losses of $25.0 million. The decrease in net realized gains was due to lower individual favorable conclusions in 2026 as compared to 2025 with no single asset significantly impacting the result. Overall, net realized gains resulted from $94.3 million in realizations for the three months ended September 30, 2026 as compared to $139.4 million in realizations for the three months ended September 30, 2025.
Fair value adjustments during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), were affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and their transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the unrealized gain of $123.0 million for the three months ended September 30, 2026 as compared to the unrealized gain of $2.9 million for the three months ended September 30, 2025, with several positive milestone developments during the three months ended September 30, 2026 being the largest contributing factor on the change period over period.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from June 30, 2026, applying those same discount rates to the portfolio as of September 30, 2026, fair value would have been approximately $120.5 million higher than as reported. The weighted average discount rate across the portfolio increased to 7.6% as of September 30, 2026 from 6.7% as of June 30, 2026, and interest sensitivities of the portfolio to assumed basis point changes in discount rates as of each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was down at 48.0% as of September 30, 2026 from 48.6% as of June 30, 2026. The impact of the addition of newly acquired or originated capital provision assets during the period (which generally have higher risk premiums at the start of the capital provision asset's life) was offset by net favorable developments across the rest of the portfolio.
Nine months ended September 30, 2026 as compared to nine months ended September 30, 2025
The table below sets forth the components of our capital provision income for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change
Net realized gains/(losses)	$122,778	$178,702	$(55,924)	(31)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	(2,368,338)	231,768	(2,600,106)	NM
Foreign exchange gains/(losses)	(7,201)	18,540	(25,741)	NM
Other	3,025	6,738	(3,713)	(55)%
Total capital provision income/(loss)	(2,249,736)	435,748	(2,685,484)	NM
For the nine months ended September 30, 2026, net realized gains were $122.8 million, comprising $200.9 million of gross realized gains, offset by gross realized losses of $78.1 million. For the nine months ended September 30, 2025, net realized gains were $178.7 million, comprising $232.0 million of gross realized gains, offset by gross realized losses of $53.3 million. The decrease in net realized gains was due to a combination of an individual realized loss of $25.5 million and a decrease in revenue from the Advantage Fund since the fund concluded its investment period (in December 2024) and now only comprises a small part of the portfolio. Overall, net realized gains resulted from $344.6 million in realizations for the nine months ended September 30, 2026, as compared to $518.3 million in realizations for the nine months ended September 30, 2025.
Fair value adjustments during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), were affected by a number of factors, including changes in discount rate, duration and litigation risk premium, the reversal of previously recognized unrealized gains/(losses) upon conclusion of a matter and their transfer to realized gains/(losses), and actual performance of matters as they pass through milestones. All of those factors contributed to the net reduction in fair value of $2.4 billion for the nine months ended September 30, 2026, of which the vast majority was attributable to the YPF-related assets, primarily due to the impact of the YPF Judgment Reversal.
As part of our fair value methodology, we discount the expected future cash flows. If discount rates had remained unchanged from December 31, 2025, applying those same rates to the portfolio at September 30, 2026, fair value would have been approximately $178.2 million higher than as reported. The weighted average discount rate across the portfolio increased to 7.6% as of September 30, 2026, from 6.1% as of December 31, 2025, and interest sensitivities of the portfolio to assumed basis point changes in rates at each period end are disclosed in note 11 (Fair value of assets and liabilities ) to our unaudited condensed consolidated financial statements contained in this Form 10-Q. Fair value is also impacted by changes in the adjusted risk premium, which was up at 48.0% as of September 30, 2026, from 31.1% as of December 31, 2025. Contributing to the higher risk premium during the period was the addition of newly acquired or originated capital provision assets (as capital provision assets generally have higher risk premiums at their outset) and the negative milestone for the YPF-related assets.
Plus/(Less): Third-party interests in capital provision assets
Third-party interests in capital provision assets decreased 66% for the three months ended September 30, 2026, which is the net impact from an increase in the unrealized gain of an asset related to a third party interest, offset by the decrease in the unrealized gain related to the YPF-related assets.
Third-party interests in capital provision assets reduced capital provision loss by $766.2 million for the nine months ended September 30, 2026, as compared to a reduction of $83.8 million to capital provision income for the nine months ended September 30, 2025, of which $774.4 million was for the YPF-related assets for the nine months ended September 30, 2026.

Asset management income/(loss)
Asset management income decreased 89% and 84% for the three and nine months ended September 30, 2026, respectively, as our remaining private funds are in run off and are therefore earning less management fee income period-over-period. As BOF-C and the Advantage Fund are consolidated entities, asset management income from these private funds is eliminated on a consolidated basis and is not reflected here. See “—Asset Management and Other Services segment” for a discussion of our asset management income, reflecting the impact of the income from BOF-C and the Advantage Fund.
Marketable securities income/(loss) and interest
Marketable securities income and interest decreased 20% and 15% for the three and nine months ended September 30, 2026, respectively, primarily due to lower overnight rates in the three months ended September 30, 2026, compared to 2025, resulting in lower returns on our cash and cash equivalents. In addition, the decrease for the nine months ended September 30, 2026 was also impacted by the fact that in 2025 interest income benefited from the appreciation of the pound sterling against the US dollar in our non-USD holdings, which were liquidated in January 2026 to fund the redemption of the 2026 Bonds.
Operating expenses
The table below sets forth the components of our total operating expenses for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Salaries and benefits	$10,854	$11,215	$(361)	(3)%	$42,170	$35,359	$6,811	19%
Annual incentive compensation	4,484	5,091	(607)	(12)%	14,025	14,410	(385)	(3)%
Share-based and deferred compensation	2,878	6,922	(4,044)	(58)%	(117)	16,986	(17,103)	NM
Long-term incentive compensation including accruals	17,800	7,468	10,332	138%	(105,602)	27,208	(132,810)	NM
Total compensation and benefits	36,016	30,696	5,320	17%	(49,524)	93,963	(143,487)	NM
General, administrative and other	9,096	10,527	(1,431)	(14)%	26,296	28,529	(2,233)	(8)%
Case-related expenditures ineligible for inclusion in asset cost	4,005	3,793	212	6%	(30,310)	12,690	(43,000)	NM
Total operating expenses	49,117	45,016	4,101	9%	(53,538)	135,182	(188,720)	NM
Total operating expenses increased 9% for the three months ended September 30, 2026, primarily due to higher fair value driven compensation-related accruals, partially offset by a decrease in share-based and deferred compensation costs. The increase in fair value driven compensation-related accruals was primarily related to the higher capital provision income in 2026 as compared to 2025, since it is correlated to the fair value of the capital provision asset portfolio, while the decrease in share-based and deferred compensation costs is primarily attributable to the decrease in deferred compensation expense in 2026 due to (i) the expense acceleration in 2025 of awards to staff who had met the service conditions of the awards and (ii) the lower decrease in the price of Burford shares in 2026 compared to 2025.
Total operating expenses decreased to a credit of $53.5 million for the nine months ended September 30, 2026, primarily due to lower fair value driven compensation-related accruals and lower case-related expenditures ineligible for inclusion in asset cost.
Fair value driven compensation-related accruals decreased for the nine months ended September 30, 2026, primarily due to a $122.6 million credit to long-term incentive compensation including accruals as a result of the YPF Judgment Reversal. Further to the $122.6 million credit related to the YPF Judgment Reversal, there was an expense accrual of $17.0 million from the remainder of the portfolio, which represented aggregate employee carried interest of approximately 10% for the nine months ended September 30, 2026.
Case-related expenditures ineligible for inclusion in asset cost increased for the three months ended September 30, 2026 and decreased for the nine months ended September 30, 2026. The period-over-period changes reflect the level of such expenses and instances where we incur legal or other related expenses that are directly attributable to a capital provision asset but that do not form part of the deployed amount under a capital provision agreement, such as when we bear incremental legal expenses in cases.

Claimant in litigation expenses
Claimant in litigation expenses include situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim. Such expenditures accounted for $3.6 million and $2.2 million of the total case-related expenditures ineligible for inclusion in asset cost for the three months ended September 30, 2026 and 2025, respectively, and a credit of $33.1 million and an expense of $9.5 million for the nine months ended September 30, 2026 and 2025, respectively.
The decrease for the nine months ended September 30, 2026 was primarily due to a $67.3 million credit associated with the YPF Judgment Reversal related to accrued contingent fee arrangements associated with the EP Funds, partially offset by an increase in other case costs. Such other case costs totaled $34.2 million for the nine months ended September 30, 2026, of which $23.0 million related to the correction of certain costs that had been previously included within capital provision assets but that did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods. While we report these costs as expenses for accounting purposes, we treat them for purposes of return and performance metrics as part of the asset’s cost basis in the same way that we treat traditional legal finance arrangements.
As of September 30, 2026, we have deployed a cumulative $39.0 million of such costs in respect of capital provision assets that remain ongoing.
Other case-related expenses
Other case-related expenditures ineligible for inclusion in asset cost include fees paid to third parties when we have sought our own legal advice or expert opinion with respect to matters related to a capital provision asset. These expenses are expected to fluctuate period-over-period and accounted for $0.4 million and $1.6 million of total case-related expenditures ineligible for inclusion in asset cost for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Other expenses
The table below sets forth the components of our total other expenses for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Finance costs	52,142	41,549	$10,593	25%	151,410	109,408	42,002	38%
Foreign currency transactions (gains)/losses and other expenses	2,509	(267)	2,776	NM	17,803	(2,372)	20,175	NM
Total other expenses	54,651	41,282	13,369	32%	169,213	107,036	62,177	58%
Finance costs
Finance costs increased 25% and 38% for the three and nine months ended September 30, 2026, respectively, primarily due to interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate outstanding principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the aggregate outstanding principal amount of the 2026 Bonds in January 2026.
Foreign currency transactions (gains)/losses and other expenses
Foreign currency transactions (gains)/losses and other expenses were losses of $2.5 million for the three months ended September 30, 2026, due to the impact of foreign currency exchange rate movements.
Foreign currency transactions (gains)/losses and other expenses were losses of $17.8 million for the nine months ended September 30, 2026. The period-over-period change was primarily driven by the realization during the three months ended March 31, 2026, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.

Provision for/(benefit from) income taxes
The table below sets forth our provision for/(benefit from) income taxes for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Provision for/(benefit from) income taxes	$8,880	$3,775	$5,105	135%	$10,949	$15,937	$(4,988)	(31)%
Provision for income taxes increased 135% for the three months ended September 30, 2026, primarily reflecting changes in the mix of earnings across taxing jurisdictions and the related tax effects, including changes in the valuation allowance. Cash taxes paid were $0.1 million for the three months ended September 30, 2026. There were no cash taxes paid for the three months ended September 30, 2025.
Provision for income taxes decreased 31% for the nine months ended September 30, 2026, primarily reflecting changes in the mix of earnings across taxing jurisdictions and the related tax effects, including changes in the valuation allowance. Cash taxes paid were $7.4 million and $21.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Net income/(loss) attributable to non-controlling interests
The table below sets forth our net income/(loss) attributable to non-controlling interests for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Net income/(loss) attributable to non-controlling interests:	$10,905	$(1,114)	$12,019	NM	$17,103	$21,724	$(4,621)	(21)%
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
Net income/(loss) attributable to non-controlling interests increased for the three months ended September 30, 2026, primarily reflecting non-controlling interests’ share of the increase in capital provision income period-over-period. See “Capital provision income/(loss)” above for additional information with respect to the period-over-period change in the different components of capital provision income.
Net income/(loss) attributable to non-controlling interests decreased 21% for the nine months ended September 30, 2026, primarily reflecting non-controlling interests’ share of the decrease in capital provision income period-over-period. See “Capital provision income/(loss)” above for additional information with respect to the period-over-period change in the different components of capital provision income.

Unaudited condensed consolidated statements of financial condition as of September 30, 2026 as compared to December 31, 2025
The table below sets forth specified line items from our unaudited condensed consolidated statements of financial condition as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents	$463,756	$566,437	$(102,681)	(18)%
Marketable securities	67,406	89,486	(22,080)	(25)%
Other assets	77,349	73,743	3,606	5%
Due from settlement of capital provision assets	120,422	164,804	(44,382)	(27)%
Capital provision assets	3,337,579	5,609,949	(2,272,370)	(41)%
Cash and cash equivalents and marketable securities
Cash and cash equivalents decreased 18% and marketable securities decreased 25%, in each case, as of September 30, 2026. The net decrease in cash and cash equivalents and marketable securities primarily reflects (i) the redemption of the 2026 Bonds and the 2028 Notes, (ii) the funding of capital provision assets and (iii) the impact from third-party net capital distributions, partially offset by the issuance of the 2029 Notes and the 2034 Notes, and the proceeds received from capital provision assets.
Other assets
Other assets increased 5% as of September 30, 2026, primarily due to the acquisitions of equity method and other investments.
Due from settlement of capital provision assets
Due from settlement of capital provision assets decreased 27% as of September 30, 2026, primarily due to the relative level of new realizations, offset by the collection of receivables, during the nine months ended September 30, 2026. Of the $164.8 million of due from settlement of capital provision assets receivables outstanding as of December 31, 2025, 65% was collected in cash during 2026.
Capital provision assets
Capital provision assets decreased 41% as of September 30, 2026, primarily due to the YPF Judgment Reversal and the impact of realizations, partially offset by continued deployments into capital provision assets.
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

	September 30, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Capital provision assets	$3,337,579	$(886,305)	$2,451,274	$5,609,949	$(1,697,755)	$3,912,194
Deployed cost	2,595,249	(659,233)	1,936,016	2,498,463	(640,630)	1,857,833
Deployed cost on YPF-related assets	202,907	(75,987)	126,920	193,564	(75,987)	117,577
Deployed cost on non-YPF-related assets	2,392,342	(583,246)	1,809,096	2,304,899	(564,643)	1,740,256
Unrealized gains/(losses)	742,330	(227,072)	515,258	3,111,486	(1,057,125)	2,054,361
Unrealized gains/(losses) on YPF-related assets	(57,054)	21,742	(35,312)	2,390,155	(818,374)	1,571,781
Unrealized gains/(losses) on non-YPF-related assets	799,384	(248,814)	550,570	721,331	(238,751)	482,580
On a consolidated basis, the aggregate fair value of our capital provision assets was $3.3 billion, the aggregate deployed cost was $2.6 billion and the aggregate unrealized gains were $0.7 billion, in each case, as of September 30, 2026. The increase of $96.8 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025—Revenues” above for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Within total segments (Burford-only), the aggregate fair value of our capital provision assets was $2.5 billion, the aggregate deployed cost was $1.9 billion and the aggregate unrealized gains were $0.5 billion, in each case, as of September 30, 2026. The increase of $78.2 million in deployed cost resulted from deployments during 2026, offset by the return of capital from realizations. See “—Segments—Principal Finance segment—Gains from capital provision asset portfolio” for additional information with respect to the change in unrealized gains, which was driven by this period’s fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Fair value of YPF-related assets
The determination of the fair value of the YPF-related assets is based on the same methodology that we use to value all our other capital provision assets. On a consolidated basis, the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $145.9 million as of September 30, 2026. During 2026, our cost basis increased $9.3 million to $202.9 million and the unrealized gains decreased $2.4 billion to an unrealized loss of $57.1 million. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
Within total segments (Burford-only), the fair value of the YPF-related assets (both Petersen and Eton Park combined) was $91.6 million as of September 30, 2026. During 2026, our cost basis increased $9.3 million to $126.9 million and the unrealized gains decreased $1.6 billion to an unrealized loss of $35.3 million. The increase in the cost basis was due to continued deployments, while the decrease in unrealized gains was driven by the impact of the YPF Judgment Reversal.
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
The table below sets forth the components of our total capital provision undrawn commitments as of the dates indicated.

($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Definitive	$1,264,360	$1,269,708	$(5,348)	—%
Discretionary	627,407	793,533	(166,126)	(21)%
Legal risk (definitive)	47,032	47,235	(203)	—%
Total capital provision undrawn commitments	1,938,799	2,110,476	(171,677)	(8)%
As of September 30, 2026, approximately 68% of our undrawn commitments related to definitive commitments and approximately 32% related to discretionary commitments, as compared to approximately 62% and 38%, respectively, as of December 31, 2025.
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
Our Asset Management and Other Services segment manages legal finance assets on behalf of third-party investors through private funds and provides other services to the legal industry, for both of which we receive fees. These fees are primarily reflected as asset management income, which is a secondary contributor to our total revenues. As of September 30, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with and regulated by the SEC.
The Asset Management and Other Services segment may also reflect the financial impact of new initiatives in the legal services space, including initial diligence and start-up costs, which may impact segment-level profitability.

Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025
The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Three months ended September 30, 2026
Total revenues	$121,803	$13,627	$135,430	$11,480	$146,910
Total operating expenses	42,532	5,986	48,518	599	49,117
Total other expenses	54,435	240	54,675	(24)	54,651
Income/(loss) before income taxes	24,836	7,401	32,237	10,905	43,142

Three months ended September 30, 2025
Total revenues	68,741	(48)	68,693	1,110	69,803
Total operating expenses	35,093	7,632	42,725	2,291	45,016
Total other expenses	41,401	(52)	41,349	(67)	41,282
Income/(loss) before income taxes	(7,753)	(7,628)	(15,381)	(1,114)	(16,495)

Change
Total revenues	53,062	13,675	66,737	10,370	77,107
Total operating expenses	7,439	(1,646)	5,793	(1,692)	4,101
Total other expenses	13,034	292	13,326	43	13,369
Income/(loss) before income taxes	32,589	15,029	47,618	12,019	59,637
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
The increase in capital provision income, arising from higher fair value adjustments due to the favorable milestone developments in the portfolio, was the main driver of the increase in income before income taxes for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 on both consolidated and total segments (Burford-only) bases.

The table below sets forth the components of our income/(loss) before income taxes by segment for the periods indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
Nine months ended September 30, 2026
Total revenues	$(1,448,725)	$29,891	$(1,418,834)	$(43,947)	$(1,462,781)
Total operating expenses	(10,686)	18,208	7,522	(61,060)	(53,538)
Total other expenses	169,670	(467)	169,203	10	169,213
Income/(loss) before income taxes	(1,607,709)	12,150	(1,595,559)	17,103	(1,578,456)

Nine months ended September 30, 2025
Total revenues	330,343	21,148	351,491	28,457	379,948
Total operating expenses	105,431	22,929	128,360	6,822	135,182
Total other expenses	107,177	(52)	107,125	(89)	107,036
Income/(loss) before income taxes	117,735	(1,729)	116,006	21,724	137,730

Change
Total revenues	(1,779,068)	8,743	(1,770,325)	(72,404)	(1,842,729)
Total operating expenses	(116,117)	(4,721)	(120,838)	(67,882)	(188,720)
Total other expenses	62,493	(415)	62,078	99	62,177
Income/(loss) before income taxes	(1,725,444)	13,879	(1,711,565)	(4,621)	(1,716,186)
1. Reconciling items include the proportional operating results that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
Total revenues and total operating expenses decreased, both primarily due to the YPF Judgment Reversal, which was the main driver of the decrease in income/(loss) before income taxes for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 on both consolidated and total segments (Burford-only) bases. In addition, on both consolidated and total segments (Burford-only) bases, operating expenses decreased by lower compensation and benefits costs, partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost.
Refer to the specific segment sections below for the period-over-period discussion of each of the reportable segments.

Unaudited condensed consolidated statements of financial condition as of September 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed consolidated statements of financial condition by segment as of the dates indicated.

				Reconciliation
($ in thousands)	Principal Finance	Asset Management and Other Services	Total segments (Burford-only)	Reconciling items(1)	Consolidated
September 30, 2026
Cash and cash equivalents and marketable securities	$498,822	$15,348	$514,170	$16,992	$531,162
Other assets	$29,442	$182,194	$211,636	$(134,287)	$77,349
Due from settlement of capital provision assets	$120,422	$—	$120,422	$—	$120,422
Capital provision assets	$2,451,274	$—	$2,451,274	$886,305	$3,337,579
Total assets	$3,211,195	$222,545	$3,433,740	$769,010	$4,202,750

December 31, 2025
Cash and cash equivalents and marketable securities	$599,011	$21,666	$620,677	$35,246	$655,923
Other assets	$24,348	$167,309	$191,657	$(117,914)	$73,743
Due from settlement of capital provision assets	$164,804	$—	$164,804	$—	$164,804
Capital provision assets	$3,912,194	$—	$3,912,194	$1,697,755	$5,609,949
Total assets	$4,811,081	$215,004	$5,026,085	$1,615,087	$6,641,172

Change
Cash and cash equivalents and marketable securities	$(100,189)	$(6,318)	$(106,507)	$(18,254)	$(124,761)
Other assets	$5,094	$14,885	$19,979	$(16,373)	$3,606
Due from settlement of capital provision assets	$(44,382)	$—	$(44,382)	$—	$(44,382)
Capital provision assets	$(1,460,920)	$—	$(1,460,920)	$(811,450)	$(2,272,370)
Total assets	$(1,599,886)	$7,541	$(1,592,345)	$(846,077)	$(2,438,422)
1. Reconciling items include the proportional balances that are attributable to third-party limited partners and minority investors in consolidated entities, including BOF-C, the Advantage Fund, Colorado, the EP Funds and other entities.
As of September 30, 2026, total assets decreased $2.4 billion on a consolidated basis and decreased $1.6 billion on a total segments (Burford-only) basis. In each case, the decrease in total assets was mainly attributable to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of September 30, 2026 as compared to December 31, 2025” above for additional information on the components of our unaudited condensed consolidated statements of financial condition.
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

($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Capital provision assets - Principal Finance segment
Fair value	$2,451,274	$3,912,194	$(1,460,920)	(37)%
Undrawn commitments	1,662,145	1,783,320	(121,175)	(7)%
Total portfolio value - Principal Finance segment	4,113,419	5,695,514	(1,582,095)	(28)%

Capital provision assets (funded by third parties) - Asset Management and Other Services segment
Fair value	1,040,884	1,151,341	(110,457)	(10)%
Undrawn commitments	340,403	410,339	(69,936)	(17)%
Total	1,381,287	1,561,680	(180,393)	(12)%

Post-settlement
Fair value	183,049	200,206	(17,157)	(9)%
Undrawn commitments	18,305	20,005	(1,700)	(8)%
Total	201,354	220,211	(18,857)	(9)%

Total portfolio value - Asset Management and Other Services segment	1,582,641	1,781,891	(199,250)	(11)%

Capital provision assets - group-wide portfolio
Fair value	3,675,207	5,263,741	(1,588,534)	(30)%
Undrawn commitments	2,020,853	2,213,664	(192,811)	(9)%
Total group-wide portfolio	5,696,060	7,477,405	(1,781,345)	(23.8)%
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

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Principal Finance segment (Burford-only)	$78,325	$118,179	$(39,853)	(34)%	$358,879	$637,803	$(278,924)	(44)%
Asset Management and Other Services segment (funded by third parties)	17,018	31,790	(14,772)	(46)%	64,343	97,491	(33,148)	(34)%
Group-wide new definitive commitments	95,343	149,968	(54,625)	(36)%	423,222	735,294	(312,072)	(42)%
Group-wide new definitive commitments decreased 36% and 42% for the three and nine months ended September 30, 2026, respectively, primarily driven by a shift in the size mix of new definitive commitments originated during 2026, with fewer large commitments than in 2025, while the overall volume of new definitive commitments remained broadly consistent.

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
Unaudited condensed statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Capital provision income/(loss)	$116,384	$62,060	$54,324	88%	$(1,467,397)	$308,420	$(1,775,817)	NM
Marketable securities income/(loss) and interest	5,419	6,681	(1,262)	(19)%	18,672	21,923	(3,251)	(15)%
Total revenues	121,803	68,741	53,062	77%	(1,448,725)	330,343	(1,779,068)	NM

Compensation and benefits	32,567	24,929	7,638	31%	(61,985)	76,077	(138,062)	NM
General, administrative and other	6,182	8,578	(2,396)	(28)%	20,115	23,186	(3,071)	(13)%
Case-related expenditures ineligible for inclusion in asset cost	3,783	1,586	2,197	139%	31,184	6,168	25,016	406%
Total operating expenses	42,532	35,093	7,439	21%	(10,686)	105,431	(116,117)	NM

Finance costs	52,142	41,549	10,593	25%	151,410	109,408	42,002	38%
Foreign currency transactions (gains)/losses and other expenses	2,293	(148)	2,441	NM	18,260	(2,231)	20,491	NM
Total other expenses	54,435	41,401	13,034	31%	169,670	107,177	62,493	58%

Income/(loss) before income taxes	24,836	(7,753)	32,589	NM	(1,607,709)	117,735	(1,725,444)	NM
Total revenues increased 77% for the three months ended September 30, 2026, mainly due to an increase in capital provision income, which was primarily driven by higher fair value adjustments as described below.
Total operating expenses increased 21% for the three months ended September 30, 2026, mainly due to higher compensation and benefits costs.
Total other expenses increased 31% for the three months ended September 30, 2026, primarily due to interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the 2026 Bonds in January 2026.
As a result of the factors described above, income/(loss) before income taxes increased for the three months ended September 30, 2026.
Total revenues decreased for the nine months ended September 30, 2026, partially offset by a decrease in total operating expenses. The decrease in both total revenues and total operating expenses was primarily due to the YPF Judgment Reversal, which resulted in (i) with respect to total revenues, a capital provision loss, net of third-party interest, of $1.6 billion and (ii) with respect to total operating expenses, a decrease in long-term incentive compensation including accruals of $122.6 million. Furthermore, the decrease in total operating expenses as described above was also decreased due to lower compensation and benefits costs, partially offset by an increase in case-related expenditures ineligible for inclusion in asset cost.
Case-related expenditures ineligible for inclusion in asset cost include costs associated with ongoing capital provision assets that are not eligible for inclusion in the fair value of those assets and are therefore expensed as incurred. As of September 30, 2026, the Company has recognized a cumulative $32.7 million of such costs in respect of capital provision assets that remain ongoing.
The increase in this line item for the nine months ended September 30, 2026 is mainly related to situations where we are effectively the claimant in a litigation matter due to the acquisition of assets or the assignment of a claim and case-related expenditures are ineligible for inclusion in asset cost. Such expenditures accounted for $28.4 million, of which $17.8 million arose from the correction in 2026 of certain costs that had been previously included within capital provision assets but which did not meet the applicable criteria for inclusion in the fair value of those assets. The impact of this correction was not material to 2026 or any prior periods.
Total other expenses increased 58% for the nine months ended September 30, 2026, primarily due to higher interest expense related to the issuance of the 2033 Notes in July 2025 and the 2034 Notes in January 2026, partially offset by the repayment at scheduled maturity of the aggregate principal amount of the 6.125% bonds due 2025 in August 2025 and the early redemption of the 2026 Bonds in January 2026. In addition, the increase in other expenses was also primarily driven by the realization during the three months ended March 31, 2026, upon the redemption of the 2026 Bonds, of accumulated foreign currency losses previously recorded in other comprehensive income.
As a result of the factors described above, income/(loss) before income taxes decreased for the nine months ended September 30, 2026.
Gains from capital provision asset portfolio
The table below sets forth the components of our total capital provision income for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Net realized gains/(losses)	$18,790	$31,939	$(13,149)	(41)%	$82,093	$93,115	$(11,022)	(12)%
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	97,997	23,943	74,054	309%	(1,545,237)	191,347	(1,736,584)	NM
Foreign exchange gains/(losses)	(1,396)	1,990	(3,386)	NM	(7,278)	17,220	(24,498)	NM
Other	993	4,188	(3,195)	(76)%	3,025	6,738	(3,713)	(55)%
Total capital provision income	116,384	62,060	54,324	88%	(1,467,397)	308,420	(1,775,817)	NM
Realized gains
Net realized gains on capital provision assets decreased 41% for the three months ended September 30, 2026, which were comprised of $41.8 million in gross realized gains, offset by $23.0 million in gross realized losses. For the three months ended September 30, 2025, net realized gains on capital provision assets were comprised of $49.5 million in gross realized gains, offset by $17.6 million in gross realized losses. The decrease in net realized gains was due to a single individual realized loss of $19.1 million during the three months ended September 30, 2026. As a percentage of average capital provision assets at cost during the three months ended September 30, 2026, gross realized losses were 4.8% (annualized) as compared to 3.1% for the year ended December 31, 2025.
Net realized gains on capital provision assets decreased 12% for the nine months ended September 30, 2026, which were comprised of $141.5 million in gross realized gains, offset by $59.4 million in gross realized losses. For the nine months ended September 30, 2025, net realized gains on capital provision assets were comprised of $130.3 million in gross realized gains, offset by $37.2 million in gross realized losses. The decrease in net realized gains was due to lower individual favorable conclusions in 2026 as compared to 2025, with the single loss of $19.1 million impacting the result. As a percentage of average capital provision assets at cost during the nine months ended September 30, 2026, gross realized losses were 4.2% (annualized) as compared to 3.1% for the year ended December 31, 2025.
Unrealized gains
Unrealized gains consist of fair value adjustments during the period, which may be offset by the transfer of unrealized gains/(losses) to realized gains/(losses) upon realization of an asset. Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets increased to $98.0 million for the three months ended September 30, 2026, with several positive milestone developments during the three months ended September 30, 2026 being the largest contributing factor on the change period over period.
Fair value adjustments, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses), on capital provision assets decreased to a loss of $1.5 billion for the nine months ended September 30, 2026, with the YPF Judgment Reversal having the largest impact from an individual matter during the period.
See “—Unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025—Revenues—Capital provision income/(loss)” above for additional information with respect to the year-over-year change of fair value adjustment, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses).
Unaudited condensed statements of financial condition as of September 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed statements of financial condition for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$498,822	$599,011	$(100,189)	(17)%
Due from settlement of capital provision assets	120,422	164,804	(44,382)	(27)%
Capital provision assets	2,451,274	3,912,194	(1,460,920)	(37)%
Total assets	3,211,195	4,811,081	(1,599,886)	(33)%
Total assets decreased 33% as of September 30, 2026, primarily due to a decrease in capital provision assets. See “—Unaudited condensed consolidated statements of financial condition as of September 30, 2026 as compared to December 31, 2025” above for additional information.
Portfolio value – Principal Finance segment
The table below sets forth the components of our portfolio for our Principal Finance segment as of the dates indicated.

Principal Finance segment
($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Capital provision assets
Fair value	$2,451,274	$3,912,194	$(1,460,920)	(37)%
Undrawn commitments	1,662,145	1,783,320	(121,175)	(7)%
Total portfolio	4,113,419	5,695,514	(1,582,095)	(28)%
Total portfolio decreased 28% as of September 30, 2026, mainly driven by decreases in fair value of capital provision assets, primarily resulting from the YPF Judgment Reversal. Capital provision assets include our investment in the Advantage Fund which makes up less than 1% of the total portfolio as of September 30, 2026.
The table below sets forth our deployments and realizations for our Principal Finance segment for the periods indicated.

Principal Finance segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Deployments	$84,886	$118,624	$(33,738)	(28)%	$286,996	$323,721	$(36,725)	(11)%
Realizations	68,585	82,456	(13,871)	(17)%	251,243	300,974	(49,731)	(17)%
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

Adjusted Burford-only	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Deployments	$94,018	$118,732	$(24,714)	(21)%	$289,093	$329,419	$(40,326)	(12)%
Realizations	75,035	85,288	(10,253)	(12)%	266,495	310,322	(43,827)	(14)%
For both the Principal Finance segment and the adjusted Burford-only basis, total deployments decreased by 28% and 21%, respectively, for the three months ended September 30, 2026. For both the Principal Finance segment and the adjusted Burford-only basis, total deployments decreased, by 11% and 12%, respectively, for the nine months ended September 30, 2026. The decrease in deployments for both the Principal Finance segment and the adjusted Burford-only basis was primarily from lower amount of monetization deals in 2026 compared to 2025.
We count each of our contractual relationships as an “asset”, although many such relationships are composed of multiple underlying litigation matters that are often cross collateralized rather than reliant on the performance of a single matter. As of September 30, 2026, our Principal Finance portfolio consisted of 233 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund. As of December 31, 2025, our Principal Finance portfolio consisted of 237 assets funded directly by our balance sheet and four additional assets held through the Advantage Fund.
For both the Principal Finance segment and the adjusted Burford-only bases, total realizations decreased by 17% and 12%, respectively, for the three months ended September 30, 2026. For both the Principal Finance segment and the adjusted Burford-only bases, total realizations decreased by 17% and 14%, respectively, for the nine months ended September 30, 2026. There can be variability of timing of realizations during the quarters, though the decrease in realizations over the year was largely due to a single asset that generated $93.8 million in 2025 for both the Principal Finance segment and the adjusted Burford-only basis, that did not recur in 2026.

Undrawn commitments – Principal Finance segment
The table below sets forth the components of our total capital provision undrawn commitments for our Principal Finance segment by type for the periods indicated.

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of June 30, 2025	$1,065,183	$642,448	$46,399	$1,754,030
New commitments originated during the period	89,738	25,000	—	114,738
New commitments transferred during the period	28,440	(29,277)	837	—
Cancelled or retired	(21,893)	(3,130)	—	(25,024)
Deployments	(118,732)	—	—	(118,732)
FX and other	(13,258)	(9,968)	(228)	(23,454)
Balance as of September 30, 2025	1,029,478	625,073	47,008	1,701,559

Balance as of June 30, 2026	1,155,053	576,608	46,915	1,778,576
New commitments originated during the period	73,548	525	—	74,073
New commitments transferred during the period	4,777	(5,072)	294	—
Cancelled or retired	(10,273)	(83,017)	—	(93,290)
Deployments	(94,018)	—	—	(94,018)
FX and other	(3,052)	33	(177)	(3,196)
Balance as of September 30, 2026	1,126,036	489,077	47,032	1,662,145

($ in thousands)	Definitive	Discretionary	Legal Risk (definitive)	Total
Balance as of December 31, 2024	$773,673	$817,865	$41,318	$1,632,856
New commitments originated during the period	475,350	40,000	—	515,350
New commitments transferred during the period	162,453	(163,290)	837	—
Cancelled or retired	(36,838)	(81,183)	—	(118,020)
Deployments	(329,419)	—	—	(329,419)
FX and other	(15,741)	11,681	4,853	792
Balance as of September 30, 2025	1,029,478	625,073	47,008	1,701,559

Balance as of December 31, 2025	1,108,059	628,026	47,235	1,783,320
New commitments originated during the period	315,920	21,552	—	337,472
New commitments transferred during the period	42,959	(44,222)	1,263	—
Cancelled or retired	(35,131)	(119,273)	—	(154,405)
Deployments	(289,093)	—	—	(289,093)
FX and other	(16,678)	2,994	(1,466)	(15,149)
Balance as of September 30, 2026	1,126,036	489,077	47,032	1,662,145
Undrawn commitments decreased 2% as of September 30, 2026 as compared to September 30, 2025, primarily due to higher deployments and retirements, partially offset by new definitive commitments originated during the period.
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
The WALs of the 303 concluded assets as of September 30, 2026 increased slightly as compared to the WALs of the 277 concluded assets as of December 31, 2025. The table below sets forth the WALs, weighted by deployed cost and realizations, of the concluded assets, excluding the impact of our interest in private funds, as of the dates indicated.

(in years)	September 30, 2026	December 31, 2025
WAL weighted by deployed cost	2.6	2.5
WAL weighted by realizations	2.7	2.6
The age of our ongoing portfolio is reflected in the WAL of active deployed capital in the table below. Although we provide information for our portfolio by vintage years, the deployed cost for each vintage is generally financed across multiple years and the WAL of active deployed capital calculates the length of time our deployments have been outstanding based on the date when capital was deployed.

(in years)	September 30, 2026	December 31, 2025
WAL of active deployed capital	3.6	3.3
Returns on concluded portfolio
The table below sets forth our ROIC, IRR and cumulative realizations on concluded and partially concluded assets in our capital provision portfolio, excluding balance sheet allocations through private funds and post-settlement deals, as of the dates indicated since inception on a Burford-only basis.

($ in thousands)	September 30, 2026	December 31, 2025
ROIC	81%	83%
IRR	25%	26%
Cumulative realizations	$4,011,483	$3,766,819
As our older vintages conclude, we may see IRR decrease as the impact from the Covid-19 pandemic caused delays in settlement timing. In addition to legal finance assets funded directly through our balance sheet, our Principal Finance segment also selectively allocates balance sheet capital through interests in certain private funds, which tend to target a lower overall risk return profile. Returns from these concluded or partially concluded assets invested through private funds and post-settlement deals are not included in the ROICs and IRRs in the table above. For the concluded or partially concluded assets from the balance sheet’s interest in the Advantage Fund and post-settlement deals, these assets generated $86.8 million of realizations, resulting in a ROIC of 21% and IRR of 27%.
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

The table below sets forth the deployments by vintage for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
2009 vintage(1)	$—	$—	$—	$—
2010 vintage	3	94	3	206
2011 vintage	—	—	—	—
2012 vintage(1)	—	—	—	—
2013 vintage	—	—	66	—
2014 vintage	2	—	78	240
2015 vintage	2,571	5,873	11,882	10,346
2016 vintage	583	552	1,559	41,435
2017 vintage	1,996	958	3,253	2,254
2018 vintage	1,534	1,667	3,529	9,578
2019 vintage	4,354	6,729	34,725	14,251
2020 vintage	2,298	2,025	5,946	8,390
2021 vintage	4,745	3,642	11,859	17,818
2022 vintage	6,479	10,224	18,783	33,452
2023 vintage	7,130	8,250	22,703	25,486
2024 vintage	23,790	23,838	48,586	66,447
2025 vintage	32,579	54,789	83,187	99,268
2026 vintage	5,955	—	22,935	—
Total deployments[2]	94,019	118,641	269,094	329,171
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
2. Does not include deployments on assets held through our private funds and post-settlement transactions.
Total capital provision asset deployments were $94.0 million during the three months ended September 30, 2026. Of the total capital deployed during 2026, 14% was related to the vintage year 2020 and earlier vintage years.
Total capital provision asset deployments were $269.1 million during the nine months ended September 30, 2026. Of the total capital deployed during 2026, 23% was related to the vintage year 2020 and earlier vintage years.

The table below sets forth the realizations by vintage for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
2009 vintage(1)	$—	$—	$—	$—
2010 vintage	—	—	185	—
2011 vintage	—	—	—	—
2012 vintage(1)	—	—	—	—
2013 vintage	—	—	28	108
2014 vintage	—	—	(314)	50
2015 vintage	4,817	330	11,091	6,282
2016 vintage	1,277	—	7,233	—
2017 vintage	1,835	2,726	8,519	16,984
2018 vintage	1,327	2,922	2,405	5,613
2019 vintage	2,690	5,128	12,340	10,601
2020 vintage	2,548	(162)	43,889	20,896
2021 vintage	472	52,430	2,385	71,192
2022 vintage	29,691	4,806	72,314	24,629
2023 vintage	25,733	11,002	39,246	25,690
2024 vintage	42	1,745	11,249	100,786
2025 vintage	4,134	3,825	29,256	8,874
2026 vintage	—	—	4,500	—
Total realizations[2]	74,566	84,752	244,326	291,705
1. As of the date of this Form 10-Q, all assets within this vintage have fully concluded and, as a result, no further activity is expected to occur.
2. Does not include realizations on assets held through our private funds and post-settlement transactions.
Total capital provision asset realizations were $74.6 million during the three months ended September 30, 2026. Of the total realizations during 2026, 19% was related to the vintage year 2020 and earlier vintage years.
Total capital provision asset realizations were $244.3 million during the nine months ended September 30, 2026. Of the total realizations during 2026, 35% was related to the vintage year 2020 and earlier vintage years.
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
In addition, we operate certain “sidecar” funds pertaining to specific assets and had three active “sidecar” funds as of September 30, 2026. A “sidecar” fund is a pooled investment vehicle through which certain investors co-invest directly in specific assets alongside our private funds. Except as required by law or as specified in a “sidecar” fund’s governing documents, the investors in the “sidecar” funds take no part in the conduct or control of the business of the “sidecar” funds, have no right or authority to act for or bind the “sidecar” funds, have limited visibility and input into the actions and decisions of the general partner or manager of the “sidecar” funds and have no influence over the voting or disposition of the securities or other assets held by the “sidecar” funds. Our interest in the “sidecar” funds is generally limited to the opportunity to earn incentive fees, if any. The discussion of our private funds ignores “sidecar” funds, unless specifically included, and we collapse fund structures into overall strategies, ignoring, for example, onshore and offshore separations and parallel funds.
Unaudited condensed statements of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025
The table below sets forth the components of our income/(loss) before income taxes for our Asset Management and Other Services segment for the periods indicated.

Asset Management and Other Services segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Asset management income/(loss)	$13,198	$(168)	$13,366	NM	$28,840	$20,781	$8,059	39%
Other income/(loss)	429	120	309	258%	1,051	367	684	186%
Total revenues	13,627	(48)	13,675	NM	29,891	21,148	8,743	41%

Compensation and benefits	3,449	5,767	(2,318)	(40)%	12,461	17,886	(5,425)	(30)%
General, administrative and other	2,537	1,865	672	36%	5,747	5,043	704	14%
Total operating expenses	5,986	7,632	(1,646)	(22)%	18,208	22,929	(4,721)	(21)%

Foreign currency transactions (gains)/losses and other expenses	240	(52)	292	NM	(467)	(52)	(415)	NM
Total other expenses	240	(52)	292	NM	(467)	(52)	(415)	NM

Income/(loss) before income taxes	7,401	(7,628)	15,029	NM	12,150	(1,729)	13,879	NM
Total revenues increased for the three months ended September 30, 2026, primarily driven by higher asset management income, reflecting an increase in capital provision income earned by BOF-C and, therefore, more profit-sharing income from BOF-C contributing to asset management income for 2026.
Total operating expenses decreased for the three months ended September 30, 2026, primarily due to a decrease in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes increased for the three months ended September 30, 2026.
Total revenues increased 41% for the nine months ended September 30, 2026, primarily driven by higher asset management income, reflecting an increase in capital provision income earned by BOF-C and, therefore, more profit-sharing income from BOF-C contributing to asset management income for 2026. The increase in total revenues was partially offset by lower management fee income and performance fee income from our private funds as they are in run off and are therefore earning less income period-over-period.
Total operating expenses decreased 21% for the nine months ended September 30, 2026, primarily due to a decrease in compensation and benefits costs.
As a result of the factors described above, income/(loss) before income taxes increased for the nine months ended September 30, 2026.

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
The table below sets forth the components of our asset management income for the periods indicated.

Asset Management and Other Services segment	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	% change	2026	2025	Change	% change
Management fee income	$277	$1,347	$(1,070)	(79)%	$850	$4,234	$(3,384)	(80)%
Performance fee income	2,200	1,200	1,000	83%	3,400	5,600	(2,200)	(39)%
Profit sharing income from private funds	10,721	(2,715)	13,436	NM	24,590	10,947	13,643	125%
Total asset management income	13,198	(168)	13,366	NM	28,840	20,781	8,059	39%
Asset management income increased for the three months ended September 30, 2026, primarily due to higher profit-sharing income from BOF-C, mainly from higher total revenues related to BOF-C's capital provision assets primarily reflecting higher unrealized fair value adjustments.
Asset management income increased 39% for the nine months ended September 30, 2026, primarily due to higher profit-sharing income from BOF-C, mainly from higher total revenues related to BOF-C's capital provision assets primarily reflecting higher unrealized fair value adjustments. The increase in asset management income was partially offset by lower management fee income and performance fee income from our private funds as they are in run off and are therefore earning less income period-over-period. Starting December 1, 2025, the management fee rate for the remaining active fund, BOF, dropped from 2.0% to 0.5% per annum.
Unaudited condensed statements of financial condition as of September 30, 2026 as compared to December 31, 2025
The table below sets forth the components of our unaudited condensed statements of financial condition for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Cash and cash equivalents and marketable securities	$15,348	$21,666	$(6,318)	(29)%
Other assets	182,194	167,309	14,885	9%
Total assets	222,545	215,004	7,541	4%
Total assets increased 4% as of September 30, 2026, primarily due to the related receivables arising from asset management income and the acquisition of an equity method investment.

Portfolio value – Asset Management and Other Services segment
The table below sets forth the components of our portfolio for our Asset Management and Other Services segment as of the dates indicated.

Asset Management and Other Services segment
($ in thousands)	September 30, 2026	December 31, 2025	Change	% change
Capital provision assets - funded by third parties
Fair value	$1,040,884	$1,151,341	$(110,457)	(10)%
Undrawn commitments	340,403	410,339	(69,936)	(17)%
Total	1,381,287	1,561,680	(180,393)	(12)%

Post-settlement
Fair value	183,049	200,206	(17,157)	(9)%
Undrawn commitments	18,305	20,005	(1,700)	(8)%
Total	201,354	220,211	(18,857)	(9)%

Total portfolio value	1,582,641	1,781,891	(199,250)	(11)%
Total portfolio value, funded by third parties, decreased 11% as of September 30, 2026. The decrease in our total portfolio was driven by lower fair value adjustments and the impact of realizations in 2026, without offsetting new deployments in certain private funds for which the investment period has ended.

Private funds
As of September 30, 2026, we operated eight private funds and three “sidecar” funds as an investment adviser registered with, and regulated by, the SEC. The table below sets forth key statistics for each of our private funds as of the date indicated.

		September 30, 2026
		Investor	Asset	Asset		Fee structure(2)
		commitments	commitments	deployments		(management/		Investment
($ in millions)	Strategy(1)	closed	to date	to date	AUM	performance)	Waterfall	period (end)
BCIM Partners II, LP(2)	Core legal finance	$260	$253	$190	$123	Class A: 2%/20%; Class B: 0%/50%	European	12/15/2015
BCIM Partners III, LP	Core legal finance	412	447	336	356	2%/20%	European	1/1/2020(3)
Burford Opportunity Fund LP & Burford Opportunity Fund B LP (BOF)	Core legal finance	300	420	329	254	0.5%/20%	European	12/31/2021(4)
BCIM Credit Opportunities, LP (COLP)	Post-settlement	488	699	695	390	1% on undrawn/ 2% on funded and 20% incentive	European	9/30/2019(3)
Burford Alternative Income Fund LP (BAIF)(2)	Post-settlement	327	678	664	250	1.5%/10%	European	4/4/2022
Burford Alternative Income Fund II LP (BAIF II)	Post-settlement	350	380	337	380	1.5%/12.5%	European	9/11/2025
Burford Advantage Master Fund LP (Advantage Fund)	Lower risk legal finance	360	370	368	290	Profit split(5)	American	12/24/2024
Burford Opportunity Fund C LP (BOF-C)(2)	Core legal finance	766	1,332	903	958	Expense reimbursement + profit share	Hybrid	12/31/2024
Total		3,263	4,579	3,822	3,001
1. Core legal finance is a pro-rata portion of the balance sheet assets including legacy assets prior to our 2016 acquisition of GKC Holdings, LLC.
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
Our total AUM was $3.0 billion and $3.2 billion as of September 30, 2026 and December 31, 2025, respectively. AUM reflects the fair value of the capital invested in private funds and individual capital vehicles plus the capital that we are entitled to call from investors in those private funds and individual capital vehicles. The total portfolio value shown for our Asset Management and Other Services segment of $1.6 billion reflects the fair value of portfolio assets plus the undrawn commitments to portfolio assets, but excludes the balance sheet’s interest in the Advantage Fund, which is reflected in the portfolio value for our Principal Finance segment.
Liquidity and capital resources
Overview
The table below sets forth our cash and cash equivalents and marketable securities as of the dates indicated.

	September 30, 2026			December 31, 2025
			Total			Total
		Third-party	segments		Third-party	segments
($ in thousands)	Consolidated	interests	(Burford-only)	Consolidated	interests	(Burford-only)
Cash and cash equivalents	$463,756	$(16,992)	$446,764	$566,437	$(35,246)	$531,191
Marketable securities	67,406	—	67,406	89,486	—	89,486
Total	531,162	(16,992)	514,170	655,923	(35,246)	620,677
As of September 30, 2026, our cash and cash equivalents and marketable securities decreased 19% on a consolidated basis and decreased 17% on a total segments (Burford-only) basis. The net decrease in cash and cash equivalents and marketable securities on both the consolidated and total segments (Burford-only) bases primarily reflects (i) the redemption of the 2026 Bonds and the 2028 Notes and (ii) the funding of capital provision assets, partially offset by the issuance of the 2029 Notes and the 2034 Notes, and the proceeds received from capital provision assets. On the consolidated basis, the net decrease in cash and cash equivalents and marketable securities was also impacted by third-party net capital distributions.
Our marketable securities primarily consist of short-duration and generally investment-grade fixed income assets, the bulk of which are held in separately managed accounts, managed by a third-party asset manager that specializes in short-duration and money market investments.
Debt
During the nine months ended September 30, 2026, we issued the 2029 Notes and the 2034 Notes and redeemed in full the remaining 2026 Bonds and the 2028 Notes. As of September 30, 2026, we had five series of debt securities outstanding, all of which were issued through private placement transactions under Rule 144A and Regulation S under the Securities Act. See note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our outstanding debt securities. As of September 30, 2026, Moody’s had affirmed our existing credit ratings and negative outlook and assigned a senior secured note rating, while S&P had affirmed our senior unsecured note rating and stable outlook and assigned a senior secured note rating.
We manage our business with appropriate levels of leverage and have laddered debt maturities with an overall weighted average maturity in excess of the expected weighted average life of our legal finance assets. As of September 30, 2026, the weighted average maturity of our outstanding debt securities of 5.3 years continued to be longer than the weighted average life of our concluded assets, weighted by realizations, of 2.7 years.
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
The indentures governing our outstanding debt securities contain certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness (but generally do not limit our ability to refinance our existing indebtedness) or undertake certain other specific actions, such as making restricted payments. These restrictive covenants have many exceptions, referred to as “baskets”, including certain “baskets” that are based on our debt-to-equity ratio. As of the date of this Quarterly Report, while our debt-to-equity ratio impairs our use of some “baskets” based on that ratio, we continue to have other “baskets” available to us that are not predicated on our debt-to-equity ratio that we believe provide us with adequate flexibility to manage our business operations.
We are required to provide certain information pursuant to the indentures governing the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes. The tables below set forth the total assets and third-party indebtedness as of the dates indicated and total revenues for the periods indicated, in each case, of (i) us and our Restricted Subsidiaries (as defined in the indentures governing the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable) and (ii) our Unrestricted Subsidiaries (as defined in the indentures governing the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2033 Notes and the 2034 Notes, as applicable).

($ in thousands)	September 30, 2026	December 31, 2025
Burford Capital Limited and its Restricted Subsidiaries
Total assets	$3,521,480	$5,941,410
Third-party indebtedness	2,300,133	2,127,829

Unrestricted Subsidiaries
Total assets	681,270	699,762
Third-party indebtedness	—	—

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Burford Capital Limited and its Restricted Subsidiaries
Total revenues	$133,803	$69,542	$(1,484,223)	$352,389

Unrestricted Subsidiaries
Total revenues	13,107	261	21,442	27,559
Dividends
We do not intend to declare interim dividends for the year ending December 31, 2026; we will evaluate the potential for future dividends as our portfolio matures and our leverage level reduces. See “Risk factors—Risks relating to our ordinary shares—There can be no assurance that we will pay dividends or distributions” in the 2025 Form 10-K for additional information with respect to our declaration and payment of dividends.
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
Set forth below is a discussion of our cash flows for the periods indicated on a consolidated basis, unless noted otherwise.
The table below sets forth the components of our cash flows for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities	$(211,628)	$50,889
Net cash provided by/(used in) investing activities	(4,388)	(8,442)
Net cash provided by/(used in) financing activities	113,670	163,624
Net increase/(decrease) in cash and cash equivalents	(102,346)	206,071
Net cash provided by/(used in) operating activities
The table below sets forth the components of our net cash provided by/(used in) operating activities for the periods indicated.

	Nine months ended September 30,
($ in thousands)	2026	2025
Net cash provided by/(used in) operating activities before proceeds from/(funding of) operating activities	$(277,453)	$(109,861)
Net proceeds from/(funding of) marketable securities	24,450	7,325
Proceeds from capital provision assets	391,838	606,950
Funding of capital provision assets	(350,463)	(453,525)
Net cash provided by/(used in) operating activities	(211,628)	50,889
Net cash used in operating activities was $211.6 million for the nine months ended September 30, 2026. The period-over-period change in net cash provided by/(used in) operating activities reflects primarily lower proceeds received from capital provision assets.
Net cash provided by/(used in) investing activities
Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2026. The period-over-period change in net cash provided by/(used in) investing activities was primarily due to lower acquisitions of equity method and other investments in 2026 compared to 2025.
Net cash provided by/(used in) financing activities
Net cash provided by financing activities was $113.7 million for the nine months ended September 30, 2026. The period-over-period change in net cash provided by/(used in) financing activities was primarily due to higher value of debt redemptions in 2026 compared to 2025, partially offset by higher value of debt issuance in 2026 compared to 2025 and the impact from third-party net distributions.
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
The table below sets forth the components of our cash receipts for the periods indicated on a Burford-only basis.

Burford-only (non-GAAP)	Nine months ended September 30,
($ in thousands)	2026	2025
Proceeds from capital provision assets	$298,478	$389,431
Proceeds from asset management income	13,550	16,743
Proceeds from other items(1)	23,936	17,314
Cash receipts	335,964	423,488
1. See “—Reconciliations—Cash receipts reconciliations” for additional information with respect to the components of this line item.
On a Burford-only basis, our cash receipts decreased 21% for the nine months ended September 30, 2026, reflecting primarily lower cash receipts from realizations during 2026 as compared to 2025. Of the $164.8 million of due from settlement of capital provision assets receivables as of December 31, 2025, 65% was collected in cash during 2026.
See “—Reconciliations—Cash receipts reconciliations” for a reconciliation of cash receipts to proceeds from capital provision assets, the most comparable measure calculated in accordance with US GAAP.
Off-balance sheet arrangements
As of September 30, 2026 and December 31, 2025, we had off-balance sheet arrangements relating to legal finance assets with structured entities that aggregate claims from multiple parties in the amount of $21.8 million and $23.4 million, respectively. See note 12 (Variable interest entities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to structured entities.

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
As of September 30, 2026 and December 31, 2025, should management’s estimate of the value of those instruments have been 10% higher or lower than provided for in our fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $335.5 million and $491.1 million, respectively.
Furthermore, as of September 30, 2026 and December 31, 2025, should interest rates have been 50 or 100 basis points lower or higher than the actual interest rates used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	September 30, 2026	December 31, 2025
+100 bps interest rates	$(121,478)	$(166,466)
+50 bps interest rates	(61,100)	(83,662)
-50 bps interest rates	65,219	87,423
-100 bps interest rates	131,325	175,812

Principal Finance segment
($ in thousands)	September 30, 2026	December 31, 2025
+100 bps interest rates	$(101,774)	$(124,625)
+50 bps interest rates	(51,387)	(62,755)
-50 bps interest rates	54,301	65,276
-100 bps interest rates	109,752	131,524

As of September 30, 2026 and December 31, 2025, should duration have been six or 12 months lower or higher than the actual duration used in the fair value estimates, while all other variables remained constant, our unaudited condensed consolidated income and net assets and the Principal Finance segment’s unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by the amounts set forth below.

Consolidated (GAAP)
($ in thousands)	September 30, 2026	December 31, 2025
+12 months duration(1)	$(291,304)	$(422,303)
+6 months duration(1)	(142,903)	(229,491)
-6 months duration(1)	162,524	199,038
-12 months duration(1)	312,624	383,172
1. Duration refers to the expected timing of a favorable outcome. See note 2 (Summary of significant accounting policies—Fair value of financial instruments) to the Group’s unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to the valuation methodology for Level 3 assets.

Principal Finance segment
($ in thousands)	September 30, 2026	December 31, 2025
+12 months duration(1)	$(227,103)	$(299,693)
+6 months duration(1)	(111,260)	(161,827)
-6 months duration(1)	127,606	143,208
-12 months duration(1)	241,151	278,437
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

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Three months ended September 30, 2026
Compensation and benefits
Salaries and benefits	$10,854	$—	$10,854
Annual incentive compensation	4,484	—	4,484
Share-based and deferred compensation	2,878	—	2,878
Long-term incentive compensation including accruals	17,800	—	17,800
General, administrative and other	9,096	(377)	8,719
Case-related expenditures ineligible for inclusion in asset cost	4,005	(222)	3,783
Total operating expenses	49,117	(599)	48,518

Three months ended September 30, 2025
Compensation and benefits
Salaries and benefits	11,215	—	11,215
Annual incentive compensation	5,091	—	5,091
Share-based and deferred compensation	6,922	—	6,922
Long-term incentive compensation including accruals	7,468	—	7,468
General, administrative and other	10,527	(84)	10,443
Case-related expenditures ineligible for inclusion in asset cost	3,793	(2,207)	1,586
Total operating expenses	45,016	(2,291)	42,725

($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Nine months ended September 30, 2026
Compensation and benefits
Salaries and benefits	$42,170	$—	$42,170
Annual incentive compensation	14,025	—	14,025
Share-based and deferred compensation	(117)	—	(117)
Long-term incentive compensation including accruals	(105,602)	—	(105,602)
General, administrative and other	26,296	(434)	25,862
Case-related expenditures ineligible for inclusion in asset cost	(30,310)	61,494	31,184
Total operating expenses	(53,538)	61,060	7,522

Nine months ended September 30, 2025
Compensation and benefits
Salaries and benefits	35,359	—	35,359
Annual incentive compensation	14,410	—	14,410
Share-based and deferred compensation	16,986	—	16,986
Long-term incentive compensation including accruals	27,208	—	27,208
General, administrative and other	28,529	(300)	28,229
Case-related expenditures ineligible for inclusion in asset cost	12,690	(6,522)	6,168
Total operating expenses	135,182	(6,822)	128,360

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

	September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$463,756	$(16,992)	$446,764
Marketable securities	67,406	—	67,406
Other assets	77,349	134,287	211,636
Due from settlement of capital provision assets	120,422	—	120,422
Capital provision assets	3,337,579	(886,305)	2,451,274
Goodwill	134,003	—	134,003
Deferred tax asset	2,235	—	2,235
Total assets	4,202,750	(769,010)	3,433,740

Liabilities
Debt interest payable	44,484	—	44,484
Other liabilities	88,808	(7,223)	81,585
Long-term incentive compensation payable	107,398	—	107,398
Debt payable	2,300,133	—	2,300,133
Financial liabilities relating to third-party interests in capital provision assets	101,591	(101,591)	—
Deferred tax liability	52,185	—	52,185
Total liabilities	2,694,599	(108,814)	2,585,785
Total shareholders' equity	1,508,151	(660,196)	847,955

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Assets
Cash and cash equivalents	$566,437	$(35,246)	$531,191
Marketable securities	89,486	—	89,486
Other assets	73,743	117,914	191,657
Due from settlement of capital provision assets	164,804	—	164,804
Capital provision assets	5,609,949	(1,697,755)	3,912,194
Goodwill	134,020	—	134,020
Deferred tax asset	2,733	—	2,733
Total assets	6,641,172	(1,615,087)	5,026,085

Liabilities
Debt interest payable	60,033	—	60,033
Other liabilities	191,606	(76,888)	114,718
Long-term incentive compensation payable	228,366	—	228,366
Debt payable	2,127,829	—	2,127,829
Financial liabilities relating to third-party interests in capital provision assets	858,491	(858,491)	—
Deferred tax liability	47,117	—	47,117
Total liabilities	3,513,442	(935,379)	2,578,063
Total shareholders' equity	3,127,730	(679,708)	2,448,022

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

	Three months ended September 30, 2026			Nine months ended September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$3,184,677	$(865,180)	$2,319,497	$5,609,949	$(1,697,755)	$3,912,194
Transfers	—	—	—	(23,043)	(1,003)	(24,046)
Deployments	100,440	(15,554)	84,886	350,463	(63,467)	286,996
Realizations	(94,324)	25,739	(68,585)	(344,603)	93,360	(251,243)
Income for the period	147,911	(31,124)	116,787	(2,245,560)	782,416	(1,463,144)
Foreign exchange gains/(losses)	(1,125)	(186)	(1,311)	(9,627)	144	(9,483)
End of period	3,337,579	(886,305)	2,451,274	3,337,579	(886,305)	2,451,274

Deployed cost, end of period	2,595,249	(659,233)	1,936,016	2,595,249	(659,233)	1,936,016
Unrealized fair value, end of period	742,330	(227,072)	515,258	742,330	(227,072)	515,258
Capital provision assets	3,337,579	(886,305)	2,451,274	3,337,579	(886,305)	2,451,274

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$5,544,683	$(1,733,413)	$3,811,270	$5,243,917	$(1,672,693)	$3,571,224
Deployments	136,745	(18,121)	118,624	453,525	(129,804)	323,721
Realizations	(139,361)	56,905	(82,456)	(518,286)	217,312	(300,974)
Income for the period	73,716	(17,834)	55,882	410,470	(126,008)	284,462
Foreign exchange gains/(losses)	(478)	(175)	(653)	25,679	(1,445)	24,234
End of period	5,615,305	(1,712,638)	3,902,667	5,615,305	(1,712,638)	3,902,667

Deployed cost, end of period	2,467,503	(656,487)	1,811,016	2,467,503	(656,487)	1,811,016
Unrealized fair value, end of period	3,147,802	(1,056,151)	2,091,651	3,147,802	(1,056,151)	2,091,651
Capital provision assets	5,615,305	(1,712,638)	3,902,667	5,615,305	(1,712,638)	3,902,667

Reconciliations of capital provision income
The tables below set forth the reconciliations of components of the consolidated capital provision income to total segments (Burford-only) capital provision income for the periods indicated.

	Three months ended September 30, 2026			Nine months ended September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$24,953	$(6,163)	$18,790	$122,778	$(40,685)	$82,093
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	122,958	(24,961)	97,997	(2,368,338)	823,101	(1,545,237)
Income/(loss) on capital provision assets	147,911	(31,124)	116,787	(2,245,560)	782,416	(1,463,144)
Foreign exchange gains/(losses)	(1,354)	(42)	(1,396)	(7,201)	(77)	(7,278)
Net income/(loss) from due from settlement of capital provision assets	1,301	—	1,301	3,121	—	3,121
Other income/(loss)	(308)	—	(308)	(96)	—	(96)
Total capital provision income	147,550	(31,166)	116,384	(2,249,736)	782,339	(1,467,397)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Net realized gains/(losses)	$70,787	$(38,848)	$31,939	$178,702	$(85,587)	$93,115
Fair value adjustment during the period, net of previously recognized unrealized gains/(losses) transferred to realized gains/(losses)	2,929	21,014	23,943	231,768	(40,421)	191,347
Income/(loss) on capital provision assets	73,716	(17,834)	55,882	410,470	(126,008)	284,462
Foreign exchange gains/(losses)	2,164	(174)	1,990	18,540	(1,320)	17,220
Net income/(loss) on due from settlement of capital provision assets	2,957	—	2,957	5,912	—	5,912
Other income/(loss)	1,231	—	1,231	826	—	826
Total capital provision income	80,068	(18,008)	62,060	435,748	(127,328)	308,420

Reconciliations of due from settlement of capital provision assets
The tables below set forth the reconciliations of components of the consolidated due from settlement of capital provision assets as of the beginning and end of period to total segments (Burford-only) due from settlement of capital provision assets as of the beginning and end of period for the periods indicated.

	Three months ended September 30, 2026			Nine months ended September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$122,370	$—	$122,370	$164,804	$—	$164,804
Transfer of realizations from capital provision assets	94,324	(25,739)	68,585	344,603	(93,360)	251,243
Net income/(loss)	1,301	—	1,301	3,121	—	3,121
Proceeds from capital provision assets	(97,457)	25,739	(71,718)	(391,838)	93,360	(298,478)
Foreign exchange gains/(losses)	(116)	—	(116)	(268)	—	(268)
End of period	120,422	—	120,422	120,422	—	120,422

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Beginning of period	$118,451	$—	$118,451	$183,858	$(207)	$183,651
Transfer of realizations from capital provision assets	139,361	(56,905)	82,456	518,286	(217,312)	300,974
Net income/(loss)	2,957	—	2,957	5,912	—	5,912
Proceeds from capital provision assets	(159,138)	56,905	(102,233)	(606,950)	217,519	(389,431)
Foreign exchange gains/(losses)	(4,871)	—	(4,871)	(4,346)	—	(4,346)
End of period	96,760	—	96,760	96,760	—	96,760

Reconciliations of capital provision undrawn commitments
The tables below set forth the reconciliations of the consolidated capital provision undrawn commitments to total segments (Burford-only) capital provision undrawn commitments as of the dates indicated.

	September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,264,360	$(138,324)	$1,126,036
Discretionary	627,407	(138,330)	489,077
Legal risk (definitive)	47,032	—	47,032
Total capital provision undrawn commitments	1,938,799	(276,654)	1,662,145

	December 31, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)
Definitive	$1,269,708	$(161,649)	$1,108,059
Discretionary	793,533	(165,507)	628,026
Legal risk (definitive)	47,235	—	47,235
Total capital provision undrawn commitments	2,110,476	(327,156)	1,783,320

Reconciliations of asset management income
The tables below set forth the reconciliations of components of the consolidated asset management income to total segments (Burford-only) asset management income for the periods indicated.

	Three months ended September 30, 2026			Nine months ended September 30, 2026
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$277	$—	$277	$850	$—	$850
Performance fee income	—	2,200	2,200	—	3,400	3,400
Profit sharing income from funds	—	10,721	10,721	—	24,590	24,590
Total asset management income	277	12,921	13,198	850	27,990	28,840

	Three months ended September 30, 2025			Nine months ended September 30, 2025
($ in thousands)	Consolidated	Third-party interests	Total segments (Burford-only)	Consolidated	Third-party interests	Total segments (Burford-only)
Management fee income	$1,347	$—	$1,347	$4,234	$—	$4,234
Performance fee income	1,200	—	1,200	1,200	4,400	5,600
Profit sharing income from funds	—	(2,715)	(2,715)	—	10,947	10,947
Total asset management income	2,547	(2,715)	(168)	5,434	15,347	20,781
Deployments reconciliations
The table below sets forth the reconciliations of the components of consolidated deployments to Burford-only deployments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Consolidated deployments	$100,440	$136,745	$350,463	$453,525
Plus/(Less): Third-party interests	(15,554)	(18,121)	(63,467)	(129,804)
Total segments (Burford-only) total deployments	84,886	118,624	286,996	323,721
Plus/(Less): Capital deployed to fund level and invested/ (not invested)	4,493	(259)	(7,919)	1,650
Plus/(Less): Case-related expenditures ineligible for inclusion in asset cost	4,639	367	10,016	4,048
Adjusted Burford-only total deployments	94,018	118,732	289,093	329,419
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

Realizations reconciliations
The table below sets forth the reconciliations of the components of consolidated realizations to Burford-only realizations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Consolidated realizations	$94,324	$139,361	$344,603	$518,286
Plus/(Less): Third-party interests	(25,739)	(56,905)	(93,360)	(217,312)
Total segments (Burford-only) total realizations	68,585	82,456	251,243	300,974
Plus/(Less): Realizations from other income on due from settlement of capital provision assets	1,301	2,957	3,121	5,912
Plus/(Less): Reported realizations held at joint venture and not yet distributed	4,680	191	11,172	3,945
Plus/(Less): Reported realizations held at fund level and not yet distributed	469	(316)	959	12,724
Plus/(Less): Prior period realizations held at fund level and distributed in the current period	—	—	—	(13,233)
Adjusted Burford-only total realizations	75,035	85,288	266,495	310,322
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

	Nine months ended September 30,
($ in thousands)	2026	2025
Consolidated proceeds from capital provision assets	$391,838	$606,950
Plus/(Less): Third-party interests	(93,360)	(217,519)
Total segments (Burford-only) proceeds from capital provision assets	298,478	389,431
Consolidated asset management income	850	5,434
Plus/(Less): Eliminated income from funds	27,990	15,347
Total segments (Burford-only) asset management income	28,840	20,781
Plus/(Less): Non-cash adjustments(1)	(15,290)	(4,038)
Burford-only proceeds from asset management income	13,550	16,743
Burford-only proceeds from marketable securities interest and dividends	18,143	15,302
Burford-only proceeds from other income	5,793	2,012
Burford-only proceeds from other items	23,936	17,314
Cash receipts	335,964	423,488
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

($ in thousands, except share data)	September 30, 2026	December 31, 2025
Total Burford Capital Limited equity	$847,955	$2,448,022
Less: Goodwill	(134,003)	(134,020)
Tangible book value attributable to Burford Capital Limited	713,952	2,314,002

Basic ordinary shares outstanding	219,595,601	218,897,440

Tangible book value attributable to Burford Capital Limited per ordinary share	3.25	10.57
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
We are exposed to market and asset risk with respect to our marketable securities, due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets. With respect to our marketable securities, which primarily consist of government securities, investment grade corporate bonds, asset-backed securities, mutual funds and certificates of deposit, market risk is the risk that the fair value of marketable securities will fluctuate due to changes in market variables, such as interest rates, credit risk, security and bond prices and foreign exchange rates. As of September 30, 2026 and December 31, 2025, should the prices of the investments in corporate bonds and investment funds have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $6.7 million and $8.9 million, respectively.
We only finance capital provision assets upon undertaking an in-house due diligence process. However, capital provision assets involve a high degree of risk, and there can be no assurance of a particular realization on any individual capital provision asset. Certain of our capital provision assets consist of a portfolio of assets, thereby mitigating the impact of the outcome of any single capital provision asset. While the claims underlying our capital provision assets are generally diverse, we monitor and manage the portfolio for related exposures that finance different clients relative to the same or very similar claims, such that the outcomes on those related exposures are likely to be correlated. Capital provision assets include a portfolio with equity risk where the price of a listed equity security is a determinant of the ultimate amount of the realization upon the resolution of the litigation risk. As of September 30, 2026 and December 31, 2025, should the prices of the due from settlement of capital provision assets, capital provision assets and financial liabilities relating to third-party interests in capital provision assets have been 10% higher or lower, while all other variables remained constant, our unaudited condensed consolidated income and net assets would have increased or decreased, as applicable, by $335.6 million and $491.6 million, respectively.
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
As of September 30, 2026 and December 31, 2025, the aggregate principal amount of our debt securities outstanding was $2.3 billion and $2.2 billion, respectively, which were issued primarily for the purpose of raising sufficient capital to help mitigate liquidity risk. As of September 30, 2026 and December 31, 2025, the future interest payments on our outstanding debt securities amounted to $1.1 billion and $859.4 million, respectively, until their respective maturities in October 2029, April 2030, July 2031, July 2033 and January 2034, at which point the respective aggregate principal amounts will be required to be repaid. See note 10 (Debt) and note 15 (Financial commitments and contingent liabilities) to our unaudited condensed consolidated financial statements contained in this Form 10-Q for additional information with respect to our debt securities, including a schedule of their respective maturities.
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
In addition, we are exposed to credit risk on financial assets and receivables in other assets, all of which are held at amortized cost. The maximum credit exposure for such amounts was the carrying value of $23.0 million and $21.8 million as of September 30, 2026 and December 31, 2025, respectively. We review the lifetime expected credit loss based on historical collection performance, the specific provisions of any settlement agreement and a forward-looking assessment of macroeconomic factors. Based on this review, we have not identified any material expected credit loss relating to the financial assets held at amortized cost. We recognized no impairments for the three and nine months ended September 30, 2026 and 2025.
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

As of September 30, 2026 and December 31, 2025, should pound sterling, euro, Australian dollar, Canadian dollar and Singapore dollar have strengthened or weakened by 10% against US dollar, while all other variables remained constant, our unaudited condensed consolidated capital provision assets and other assets/(liabilities) would have increased or decreased, as applicable, as set forth in the tables below.

	September 30, 2026
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$2,899,005	$(1,835,743)	$—
Pound sterling	70,740	(5,911)	6,483
Euro	276,491	11,662	28,815
Australian dollar	80,504	—	8,050
Canadian dollar	8,235	294	853
Singapore dollar	2,604	270	287
Total	3,337,579	(1,829,428)	44,488

	December 31, 2025
($ in thousands)	Capital provision assets	Other assets/ (liabilities)	Currency risk exposure of 10%
US dollar	$5,277,044	$(2,348,798)	$—
Pound sterling	21,172	(149,342)	(12,817)
Euro	269,939	14,475	28,441
Australian dollar	21,524	—	2,152
Canadian dollar	17,747	1,339	1,909
Singapore dollar	2,523	106	263
Total	5,609,949	(2,482,220)	19,948
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
The interest-bearing floating rate assets and liabilities are denominated in both US dollar and pound sterling. As of September 30, 2026 and December 31, 2025, if interest rates had increased or decreased by 25 basis points, while all other variables remained constant, our unaudited condensed consolidated net income/(loss) and net assets would have increased or decreased, as applicable, by $1.2 million and $1.4 million, respectively. For fixed rate assets and liabilities, we estimated that there would be no material impact on our unaudited condensed consolidated net income/(loss) or net assets. Fixed rate liabilities include our outstanding indebtedness as described in note 10 (Debt) to our unaudited condensed consolidated financial statements contained in this Form 10-Q.

The tables below set forth respective maturity periods of our floating and fixed rate assets and liabilities as of the dates indicated.

	September 30, 2026
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$463,756	$4,760	$468,516
3 to 6 months	—	1,772	1,772
6 to 12 months	—	2,230	2,230
1 to 2 years	—	16,058	16,058
Greater than 2 years	—	639,155	639,155
Liabilities
1 to 2 years	—	—	—
Greater than 2 years	—	2,335,000	2,335,000
Net asset/(liabilities)	463,756	(1,671,025)	(1,207,269)

	December 31, 2025
($ in thousands)	Floating	Fixed	Total
Assets
Less than 3 months	$566,437	$45,109	$611,546
3 to 6 months	—	27,946	27,946
6 to 12 months	—	24,424	24,424
1 to 2 years	—	189	189
Greater than 2 years	—	554,026	554,026
Liabilities
1 to 2 years	—	218,641	218,641
Greater than 2 years	—	1,935,000	1,935,000
Net asset/(liabilities)	566,437	(1,501,947)	(935,510)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
The information with respect to legal proceedings is set forth in note 15 (Financial commitments and contingent liabilities—Legal proceedings) to our unaudited condensed consolidated financial statements contained in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk factors
See “Risk Factors” in the 2025 Form 10-K for a discussion of potential risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and/or liquidity. In addition, we have amended one of those risk factors in the 1Q26 Form 10-Q as set forth below. As of the date of this Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2025 Form 10-K and the Previous Forms 10-Q.
The risks and uncertainties disclosed in the 2025 Form 10-K, the Previous Forms 10-Q and this Form 10-Q are not the only risks and uncertainties facing us, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations and/or liquidity. We may disclose changes to such risks and uncertainties or disclose additional risks and uncertainties from time to time in our future periodic filings with the SEC.
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
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2026 and 2025.
The table below sets forth information about purchases by us and our affiliated purchasers during the three months ended September 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total number of ordinary shares purchased	Average price paid per ordinary share(1)	Total number of ordinary shares purchased as part of publicly announced plans or programs	Maximum number of ordinary shares that may yet be purchased under the plans or programs(2)
July 1, 2026 - July 31, 2026	—	$—	—	21,889,744
August 1, 2026 - August 31, 2026	—	$—	—	21,889,744
September 1, 2026 - September 30, 2026	—	$—	—	21,889,744
Total	—	$—	—	21,889,744
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
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
Rule 10b5-1 trading arrangements
On August 27, 2026, Mr. Christopher Bogart, our Chief Executive Officer, as trustee of, and on behalf of, Christopher P. Bogart Revocable Trust, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Mr. Bogart’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 375,000 of the Company’s ordinary shares between December 2, 2026 and September 30, 2027 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On August 27, 2026, Mr. Jonathan Molot, our Chief Investment Officer, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Mr. Molot’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 375,000 of the Company’s ordinary shares between December 2, 2026 and September 30, 2027 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On August 27, 2026, Ms. Elizabeth O’Connell, our Chief Strategy Officer, as trustee of, and on behalf of, Elizabeth M. O’Connell Revocable Trust, entered into a “Rule 10b5-1 trading arrangement” (as defined by Item 408(a) of Regulation S-K). Ms. O’Connell’s “Rule 10b5-1 trading arrangement” provides for the sale of up to 20,000 of the Company’s ordinary shares between December 2, 2026 and September 30, 2027 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Except as set forth above, no other “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each, as defined by Item 408(a) and Item 408(c), respectively, of Regulation S-K) were adopted, modified or terminated by our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended September 30, 2026.
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
4.1
Indenture, dated as of September 17, 2026, by and among Burford Capital Global Finance LLC, as issuer, Burford Capital Limited, as parent guarantor, the other guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and collateral agent (including as Exhibit A thereto the Form of 8.000% Senior Secured Notes due 2029) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Burford Capital Limited (File No. 001-39511) as filed with the SEC on September 17, 2026).

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

Dated: November 4, 2026